Form 10KSB
period 1999-12-31
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2000-04-18
CIK 1074416

US SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-KSB

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES
                         EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1999

                 COMMISSION FILE NUMBER: 0-28175

       AFFORDABLE TELCOMMUNICATIONS TECHNOLOGY CORPORATION
       ---------------------------------------------------
          Name of small business issuer in its charter

             TEXAS                          76-0548546
             -----                          ----------
(State or Other Jurisdiction of    (IRS Employer Identification
        Incorporation)                         No.)


    6227 Southwest Freeway,                   77074
          Houston, TX
    -----------------------                   -----
(Address of principal executive             (Zip Code)
           offices)


                         (713) 988-8884
                         --------------
                   (Issuer's telephone number)

Securities registered under Section 12            NONE
       (b) of the Exchange Act:
        Title of each class            Name or each exchange on which registered

 Securities registered under Section 12(g) of the Exchange Act:
                  COMMON STOCK, PAR VALUE $.01
                        ----------------
                        (Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days.
                       Yes    (XX)     No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's
knowledge,   in   definitive  proxy  or  information   statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              [XX]

The Registrant had no revenues during its recent fiscal year ended December 31, 1999. The aggregate market value of the voting stock held by non-affiliates(*) of the Registrant based on the average bid and asked prices of $1.70 and $1.50 respectively, of such common stock as of April 17, 2000, is approximately $8,000,862, based upon an average of $1.60 multiplied by 5,000,538 shares of common stock as of such date held by non-affiliates. As of April 14, 2000, the Registrant had a total of 9,720,538 shares of common stock, par value $.01 issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
There are no documents incorporated by reference in this report on Form 10- KSB
(*) Affiliates for the purposes of this Item refer to the officers, directors and/or persons or firms owning 5% or more of the Registrant's common stock, both record and beneficially.

                          Page 1 of 57

                        TABLE OF CONTENTS
                                                           Page
PART I
Item 1. Description of Business.                              3
Item 2. Description of Property.                             13
Item 3. Legal Proceedings.                                   13
Item 4. Submission of Matters to a Vote of Security          13
        Holders.

PART II
Item 5. Market for Common Equity and Related Stockholder     14
        Matters.
Item 6. Management's Discussion and Analysis or Plan of      14
        Operation.
Item 7. Financial Statements.                                17
Item 8. Changes In and Disagreements With Accountants on 18 Accounting and Financial Disclosure.

PART III
Item 9.  Directors, Executive Officers, Promoters and        19
         Control Persons.
Item 10. Executive Compensation.                             20
Item 11. Security Ownership of Certain Beneficial Owners     21
         and Management.
Item 12. Certain Relationships and Related Transactions.     21
Item 13. Exhibits and Reports on Form 8-K                    22


                             PART I

Item 1.        Description of Business
--------------------------------------

                          Organization

      Affordable Telecommunications Technology Corporation, a Texas corporation, a development stage company, was incorporated on July 10, 1997. (hereinafter the "Company" or the "Registrant"). The Company is engaged in the business of serving as a reseller and provider of wireless telecommunications services, paging services and related services, and also plans on providing an Automatic Meter Reading service (AMR). The Company presently operates a retail stores in the Houston market under the name "The Wireless Store", which store commenced operations on September 1, 1998. The market for its telecommunication products and services principally is the Texas Gulf Coast Area. See "Business of the Company" below. The Company has a letter of intent to acquire ten additional stores in Texas and Louisiana. See the discussion of the "Pending Acquisition - Letter of Intent" under "Business of the Company" below.

Business of the Company

Principal Products, Services and Markets

      Affordable Telecommunications Technology Corporation, a development stage company, has been in business since 1997. The Company had only limited operations and did not generate its first operating revenues until the third quarter of fiscal 1998, following the opening of its retail store on September 1, 1998. The Company presently markets and sells both prepaid and post-paid (regular billing) wireless telecommunications products and services, primarily in the Texas Gulf Coast area, through its Houston, Texas retail store.

      During the past five years, banks and retail stores have made a strong push to expand consumer credit, and lowering credit requirements. As a result, the institutions and retail outlets extended credit to people who have overspent their income, and find it difficult to make even minimal monthly payments. A recent article in The Houston Chronicle reported that notwithstanding the current expansion of the US economy, consumer debt and personal bankruptcies have reached all-time highs. This is a principal reason that why Company has determined to offer and will continue to offer its products and services on a pre-paid basis for customers requiring or desiring this availability.

      With such a large number of prospects for prepaid cellular services - a number that would increase substantially in the event of any economic downturn - the potential untapped market for these services among persons and firms without adequate credit could be substantial. According to GTE MobilNet, eight out of ten new applicants for service require a deposit as a condition of sale of service. Yet, of these eight applicants, only one pays the deposit, while the seven customers who did not or could not pay the deposit, or approximately 2 million customers within GTE's Houston service are potential users of prepaid cellular telephone service offered by the Company.

     The Company believes that the primary source of new entrants into its market area will be firms engaged in providing PCS to cellular customers. Unlike current analog cellular technology that has offered by AT&T, GTE MobileNet and Houston Cellular Telephone Company , PCS transmits data by using digital technology. Digital PCS technology has advantages over analog cellular such as incoming caller ID; clearer voice quality, and an ability to serve a larger number of users simultaneously.

      The Company, on October 12, 1999, entered into a letter of intent with Beeper Boutique, which owns and operates eight stores in Texas and Louisiana, and has a present customer base of over 19,000 active pager subscribers. This acquisition, assuming the successful completion, of which there can be no assurance, should enable the Company to expand its service and customer base, and enjoy certain economies of scale, and be able to provide service from six different wireless carriers to a larger customer base. See the discussion under "Letter of Intent" below.

      The Company has contracts to market the wireless service from the following wireless telecommunications service providers:
Nextel, Sprint PCS, Bell South Wireless, Houston Cellular Telephone Company, Page-Mart, Comsat Mobile Communications and Globalstar Telecommunications Co.

      The Company has negotiated a joint venture with Link-Two Communications Incorporated, which holds numerous radio paging licenses that cover Southwest Texas. Link-Two offers nationwide service with two-way digital messaging on a wide area network. The purpose of the joint venture will be to establish one-way and two-way paging, messaging and data service over a network throughout Texas. The venture with Link-Two will enable the Company to provide Automatic Meter Reading service (AMR) in its market. This service will enable local utility providers to read customer's meters without physical entry into a residence or business. This AMR system is presently in a test period in Southeast Texas, and the Company believes that the test will be successful and lead to new revenue streams for the Company. The technology for the AMR service was developed in Israel and has proven successful in reducing costs for the utility users of such service. AMR is also being marketed in other regions in the US, and the Company is the sole provider in Southeast Texas.

     In order to expand its market and customer base, the Company has expanded its products and services offering the same to both prepaid and regular customers, and believes that this should enable the Company to appeal to market segments including small business and middle-and-upper income users. The Company initially offered its products and services primarily to individuals who could not obtain adequate credit for service from major telecommunication providers on satisfactory terms.

      Through a recently announced venture between AirTouch Cellular, the Company now offers Globalstar Telecommunications satellite phone, which includes the Globalstar handsets, accessories and service. The Globalstar service provides customers with satellite telephone service world-wide and is distributed and marketed throughout North America, with the Company now offering this satellite communication service throughout Texas.

      In addition, the Company offers paging, messaging and information products and services through third party networks, including PageMart and Bell South Wireless Data.

Distribution Methods of the Products and Services

      The Company presently utilizes two principal methods, for the distribution of its products and services in the Texas Gulf Coast market, as described below. The Company plans efforts to further develop multiple distribution channels in its market(s) to enable the Company to provide more effective and extensive marketing of products and services, which should also reduce its reliance on any single distribution source. The Company's present distribution methods for products and services are (i) direct retail distribution and (ii) agreements with third party independent distributors/dealers of wireless cellular services and products.

     In addition, the Company is actively seeking to increase its base of new customers through retail stores that the Company operates and acquires. While dealer and direct sales channels remain important components of the Company's growth strategy, the Company believes that retail stores produce the best combination of lower customer acquisition costs and higher retention rates, resulting in improved margins and profitability. See the discussion below with respect to "Retail Sales" and "Letter of Intent-Acquisition of Stores".

Retail Sales: The Company currently conducts its retail operations through one retail location in Houston, Texas. The plan is to expand to include retail stores strategically located in smaller neighborhoods throughout the Texas Gulf Coast area in order to capitalize on favorable demographics and retail traffic patterns. The Company believes that its retail focus with an increasing retail presence should help accomplish the following goals, among others:

- attracting and maintaining new customers from the consumer market segment;

-  enabling new customers to receive personal product and service
instructions   through   trained  professional   wireless   sales
representatives, which increases customer retention rates;

- and reducing the incremental expense associated with new customer subscription.

Dealers: The Company currently has dealer agreements with six large wireless dealers as well as smaller Houston wireless communication dealers, offering wireless services including paging and PCS. In exchange for a wholesale price on activation's and airtime, these dealers solicit customers for the Company's prepaid cellular service. These agreements increases sales volume for the dealers and provides a valuable source of new customers for the Company.

Direct Sales: The Company has adopted plans to commence distribution of its products and services through a direct sales force, with the primary area covering the Houston and Texas Gulf Coast area, which should increase its ability to achieve and maintain a higher customer base.

      The Company primarily uses its retail stores for the distribution and sale of the telecommunication products and services presently being offered. The Company also intends to enter into dealer agreements with third parties who are established dealers of cellular products and services in its market in Texas, for the purpose of expanding its potential for sales and marketing of such products and services.

Status of any publicly announced new Products or Service

      The status of all publicly announced products and services are discussed fully under "Business of the Company".

Competitive   Business   Conditions--Small   Business    Issuer's
Competitive Position in the Industry and Methods of Competition

      The paging industry is highly competitive and has few barriers to entry. Companies in the industry generally compete on the basis of price, coverage, speed and quality of transmission, system reliability and service. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company.

      Several companies, including Paging Network ("PageNet") and Mobile Telecommunications Technology Corp. ("Mtel"), currently offer national paging services to their subscribers. The Company will also compete will numerous other local, regional and national paging companies. In addition, the United State Congress and the FCC have authorized the use of newly allocated spectrum for mobile and portable radio communications services, including specifically for narrow band PCS. Through its auction process, the FCC has issued narrowband PCS licenses, and the licensees are in the process of constructing their facilities. Some of the primary uses envisioned by narrowband licenses are advanced voice paging and two-way acknowledgment paging.

      It is expected that companies offering narrowband-advanced paging will compete with one-way paging companies. In addition, some companies may utilize their broadband PCS licenses to offer paging services in conjunction with their product and service offerings to users. There can be no assurance that additional competitors will not enter markets served or proposed to be served by the Company or that the Company will be able to compete successfully.

      The Company must be able to compete with large retail chains, direct providers and others offering products and services in the wireless telecommunication and paging industry. There can be no assurance that it will be able to compete with larger, more established providers, having far greater economic, personnel and other resources, and operating histories. Notwithstanding the foregoing, the Company believes that it will indeed be successful in competing because its primary focus is to market its products into the niche market for small and mid-sized income users.

      The Company believes that it has certain competitive advantages. The Company charges no monthly access fee for its prepaid service, unlike many of its competitors. The Company offers a plan that provides customers with both equipment and specified amount of time on a prepaid basis, giving the customer the benefit of buying only what they want to spend on airtime while (i) eliminating the Company's credit risk, (ii) substantially reducing the Company's receivable reserves, together with labor, software and overhead items required to monitor receivable and (iii) making the float attributable to the prepayments available to increase opportunities for internally-financed growth, or otherwise maximize the shareholder returns.

      The Company's size and relatively low overhead permit it to respond more flexibly to market changes, either directly by offering new services including PCS, voice paging and prepaid home telephone service and voice mail services). Further, the Company can adopt the flexible, informal and personal services and procedures attractive to the credit-disadvantaged and other individuals and small business.

The Paging and Cellular Industry

      Radio paging began more than 4 decades ago as an adjunct to telephone answering services, delivering tone-only messaging to subscribers. Beginning on the 1970's, cost-effective technological innovations and regulatory reforms help accelerate the use of paging services. Advances in microprocessor technology facilitated dramatic reductions in the size and weight of pagers. In 1982, the FCC increased the number of available channels for paging, further stimulating the growth of the industry.

       During   the   1980's,   the  paging   industry   expanded
significantly. Factors contributing to the growth in the paging industry include:

      (i) a continuing shift toward service-based economy which resulted in need to keep in contact at all times, for business purposes; (ii) increasing mobility among workers and management;
(iii)   increasing   awareness  of   the   benefits   of   mobile
communications for both business and personal use; (iv) a reduction in the price of paging equipment and service; (v) product distribution at the retail level; and (vi) increasing availability of information service-based offerings.

       In addition, the benefits of mobile and wireless communications have gained widespread acceptance as a result of the growth of cellular communications. The Company believes that paging growth will continue to grow with the wireless communication industry generally, because it believes paging is the most cost-effective form of mobile communications. Since paging is form of one-way communication, it is less expensive than communicating by cellular telephones. Pagers and airtime required to transmit an average message cost less than the equipment and airtime for cellular telephones. in fact, some users of cellular telephones use a pager in conjunction with their telephones to screen incoming calls and to minimize usage-based charges.

     The availability of value added paging products and services is creating demand within certain market segments which previously had not been attracted by the benefits of basic paging services alone. Demand for paging services is anticipated to increase further as a result of technological advances which permit messaging to be integrated into business tools (such as laptop and palm computers) and into consumer products (such as wristwatches).

      The United States cellular telephone industry historically operated as a regulated quasi-monopoly in virtually market, with GTE MobilNet and Houston Cellular Telephone Company as the dominant market participants in Houston, Texas. The industry, however, is expanding and becoming more open to new entrants as a result of the continuing emergence of new wireless communication technologies, including the advance of digital technology. Cellular industry growth has also been aided by nationwide roaming agreements which have made it possible for customers to use their cellular telephones nearly everywhere in the United States. This ubiquity of service is one of the cellular industry's greatest strengths as medium for communication, and offers significant potential opportunities for future growth.

     The following table summarizes certain key domestic cellular industry statistics published by the Cellular Telecommunications Industry Association for the period December 31, 1992 through December 31, 1999 (the latest date for which data is available).


Cellular Industry   1999  1998  1997  1996  1995  1994  1993  1992
Statistics

Total Service        40.0  33.1  27.4  23.6  19.1  14.2  10.9   7.8
Revenues
(dollars in
billions)
Cellular Customers     86  69.2  55.3  44.0  33.8  24.1  16.0  11.0
(in millions)
Customer Growth      24.6  24.0  20.0  30.0  40.0  50.8  45.1  46.0
(year-over-year in
Percent)
Average monthly     41.24 39.43 42.78 47.70 51.00 56.21 61.49 68.68
bill per Customer
(in dollars)

Source: Cellular Telecommunications Industry Association Semi-
Annual Wireless Industry Survey

     The total number of domestic US cellular customers grew by approximately 24.6% during 1999, compared to 1998, and cellular industry penetration as of December 31, 1999 was 31%, with overall growth penetration growing between 1992 and 1999 at a compounded annual rate of 400%. While the penetration rate has increased,  the  average  monthly  cellular  telephone  bill  has declined. This decline can be attributed to an increase in cellular telephone users who have limited incomes or use cellular telephone service as a means of security after dark, as well as intense price competition and the advent of new digital technology replacing analog service, at sharply reduced rates.

The wireless industry gained almost 16.8 million new subscribers by the end of 1999- a growth rate of nearly 24% in one year according to the Cellular Telecommunications Industry Association
(CTIA).

Names of Principal Suppliers

      The principal service providers offered by the Company include Nextel, Sprint PCS, Bell South Wireless, Houston Cellular Telephone Company, Comsat Mobile Communications and Globalstar Telecommunications Co. for cellular service and Page-Mart, and Houston Cellular Telephone Company for paging and wireless phone service.

Licenses,   Franchises,   Concessions,  Royalty   Agreements   or
Contracts

Nextel:                                   Expiration 3/31/01 with
                                                automatic renewal
Sprint PCS:                               Expiration 9/08/01 with
                                                automatic renewal
Houston Cellular Telephone Company:       Expiration 8/10/01 with
                                                automatic renewal
PageMart:                                 Expiration 5/05/00 with
                                                automatic renewal
ComSat:                                   Expiration 6/28/02 with
                                                automatic renewal
Globalstar Satellite:                    Expiration 10/15/00 with
                                                automatic renewal
GTE Wireless Incorporated:                Expiration 3/09/01 with
                                                automatic renewal

      Nextel pays a commission for each new subscriber that is activated every month, from a low of $ 100 to a high of $ 250. The Company also receives a residual of 5% of the subscribers' future revenue stream. During the past year, the Company has averaged 150 subscribers per month for the Nextel wireless telephone/paging service, for which Nextel has paid the Company a total of $142,000 in commissions.

If a subscriber disconnects service within 6 months of commencing service, Nextel will charge the Company back for the original commission paid. Nextel also accrues cooperative advertising funds of $ 30 per now subscriber per month. The Company must use co-op advertising funds for advertising and promotions within 180 days of accrual, and claims for reimbursement must be submitted within 90 days of the Company incurring the expense. This contract with Nextel is non-exclusive, and Nextel may offer the service and equipment to competing dealers and retail outlets.

      Sprint MCI pays an Activation Retention Credit (ARC) for each new subscriber that is activated every month. The commission varies from a low of $ 5 to a high of $ 25, and the Company also receives exclusivity credit of $ 10 per subscriber per month. During the past year, the Company has averaged 55 subscribers per month. Sprint PCS has paid $ 30,720 in commissions. If a subscriber disconnects service within 31 days of connection, Sprint PCS will charge the Company back for the original commission paid. Sprint PCS also accrues cooperative advertising funds of $ 35 per new subscriber per month and the Company must use co-op advertising funds for advertising and promotions within 180 days of the accrual, and claims for reimbursement must be submitted within 90 days of the Company incurring that expense. This contract is non-exclusive.

      Houston Cellular Telephone Company pays a commission for each new subscriber that is activated every month. The commission varies from a low of $ 100 to a high of $ 250. During the past 2 months that the Company has been offering this service, it has averaged 30 subscribers per month. Houston Cellular Telephone Company has paid $12.000.00 in commissions. If a subscriber disconnects service within 3 months of connection, Houston Cellular Telephone Company will charge the Company back for the original commission paid. Houston Cellular Telephone Company also accrues cooperative advertising funds of $ 30 per subscriber per month. The Company must use co-op advertising funds for advertising and promotions within 160 days of the accrual, and claims for reimbursement must be submitted within 90 days on the Company incurring the expense. This contract is non-exclusive.

      GTE Wireless provides cellular airtime to the Company on a prepaid basis under a resale agreement. The Company purchases cellular airtime at a wholesale rate and then resells the airtime to the public at a profit The cost to the Company is $ .25 per minute, and the retail price to the public is $ .50 per minute, which results in a gross profit to the Company of $.25 per minute for prepaid cellular service. Since the inception of the prepaid program, the Company has sold in excess of 100,000 minutes. This contract is non-exclusive.

     PageMart Wireless will from time to time sell one way paging products and services to the Company. PageMart makes its local, regional, nationwide and international one-way paging networks available to the Company. The Company purchases access to the network at a discounted rate and resells this service to the general public at a profit. The Company bills the public customers for access to the network on monthly, quarterly or annual basis, with the customers prepaying for access to the paging network. This contract is non-exclusive.

      Comsat Personal Communications, Inc. has appointed the Company as a non-exclusive agent to provide Comsat products and services to the public. The Company receives a commission of $ 100 for each unit sold, which commission is paid 60 days following the sale of a unit. The Company is eligible for payment of 5% commission for airtime revenue collected by Comsat from the subscriber.

      Airtouch Satellite Services US, Inc. d/b/a. Globalstar Satellite has appointed the Company as a non-exclusive agent to provide Globalstar products and services to the public. The Company receives a commission of $ 100 to S 200 for each unit sold, which commission are paid 60 days following the sale of a unit. If a subscriber disconnects service within 4 months of connection and purchase, Airtouch Satellite Services will charge the Company back for the original commission paid.

The Company is eligible for payment of 5% commission for monthly airtime revenue collected by Airtouch Satellite Services from the subscriber.

      Bell South Wireless Data has appointed the Company as a non-exclusive sales representative to solicit new subscribers to utilize the Bell South (BSWD) two-way wireless data network. BSWD will pay a commission for each new subscriber that is activated every month, a commission varies from a low of $20 to a high of $60. In addition, BSWD also accrues cooperative advertising funds of $ 5 per new subscriber per month. The Company must use co-op advertising funds for advertising and promotions within 180 days of the accrual, and claims for reimbursement must be submitted within 90 days of the Company incurring the expense. BSWD also accrues Market Development funds of $ 15 per new subscriber and the Company is eligible for payment of 4.5% residual for monthly airtime revenue collected.

Status of any publicly announced new Products or Services

The Company is conducting final due diligence of its pending acquisition of Beeper Boutique. The Company reasonably expects to close the transaction on or before the second quarter of 2000.

Pending Acquisition - Letter of Intent

The Company is completing final due-diligence with respect to the acquisition of the assets of Beeper Boutique. The assets of Beeper Boutique are valued at $1,460,000, and present the closing date is scheduled for May 31, 2000 or sooner. In connection with the proposed acquisition the Company paid a fee of $ 25,000 to Beeper Boutique on December 2, 1999; and an extension fee of $ 35,000 to Beeper Boutique on December 13, 1999. In addition, the Company agreed to assume up to $150,000 in accounts payable of Beeper Boutique at closing.

     The letter of intent contemplates the issuance of restricted shares having a value of approximately 1,250,000 shares of restricted common stock, based upon a value of $1.00 per share. The vesting provisions, registration rights and the valuation on a per share basis a subject to final negotiations. Cash compensation may also be utilized together with or in lieu of shares.

     Beeper Boutique has agreed that the Company may elect to pay the purchase price in cash, based upon the Company's ability to raise sufficient capital at terms acceptable to the Company. In the event that the cash option is elected the balance of the shares held by Beeper Boutique and not theretofore registered may be retired by payment to Beeper Boutique at $1.00 for each common share within 12 months issuance.

     The Company will assume assets, which may also be subject to liabilities, such us lease obligations, inventory and subscribers of the Beeper Boutique.

Capital Requirements: The Company intends to structure a private placement for the purpose of raising additional working capital and to fund the growth of its business. The terms and conditions of the private placement have not yet been determined and there can be no assurance that the Company will be successful in completing a private placement at terms acceptable to the
Company.   See  "Management's Discussion and  Analysis",  Item  6
below.

      The Company has entered into a letter of intent to purchase ten stores from Beeper Boutique, which stores operate in the Texas Gulf Coast and Louisiana markets. Beeper Boutique presently serves in excess of 19,000 customers for with paging services in its markets and the Company believes that this acquisition will enable it to significantly increase its customer base for its full line of wireless services including the pager service presently marketed by Beeper Boutique. While there can be no assurance that the acquisition will be completed successfully, the Company is presently in negotiations to complete this acquisition following completion of its due diligence.

     The Company also has entered into a signed letter of intent, dated October 20, 1999 to acquire the assets of Intergo Company d.b.a. Camera's Etc. Camera's Etc is a local South Texas company, which specializes in marketing digital imaging products and services to the oil and gas industry as well as the medical institutions. Camera's Etc is owned by Kim T. Peterson, a principal shareholder of the Company, and is managed by Norman George, the Company's chief financial officer and a director. See
Item  11,  "Security Ownership of Certain Beneficial  Owners  and
Management".

     Proforma revenues for Camera's Etc last year were $ 400,000 with a small profit, and the Company believes that this acquisition should enable the Company to offer third generation wireless products including digital imaging services, with a customer base of heavy industry purchasers of digital imaging products.
     The transaction to acquire Camera's Etc. will involve a stock swap, with the Company issuing to Intergo Company d.b.a. Camera's Etc 400,000 restricted shares of stock for the stock and entire assets of the company. During November and December 1999, the Company advanced $22,742 towards the operations of Intergo. The Company took over operations and management of Interco Company d.b.a. Camera's Etc on January 5, 2000 and the final closing is expected before the end of April 2000.

      In connection with the contemplated acquisition of Beeper Boutique's assets, the Company will assume the leasehold obligations on the ten Beeper Boutique stores located in Texas and Louisiana. See the discussion under "Description of Property" (Item 2) below, with regard to the stores of Beeper Boutique including monthly rent and lease expiration. The Company believes that the store facilities of Beeper Boutique are adequate to permit the Company to expand its wireless equipment and service business into the existing facilities.
      See the discussion under "Management's Discussion and Analysis", Item 2 below, and under "Description of Property",
Item 2 below, with respect to the Company's obligation to be assumed upon the completion of the acquisition of Beeper Boutique

Need  for  any  Government Approval is necessary  and  the  small
Business Issuer has not yet received that Approval, discuss the Status of the Approval within the Government Approval Process

      At present, there are no specific regulations or approvals required by or from the Federal or state government or any agency for marketing the products and services offered by the Company, and there are no present or anticipated regulations that have or may have any effect upon the Company or its business. The Company is a reseller of telecommunications products and services.

Estimate of the Amount spent during each of the last two fiscal
Years on Research and Development Activities, and if applicable the Extent to which the cost of such Activities are borne directly by Customers

      The Company's business activities involve the reselling of products and services manufactured by third parties and as a result, the Company has not incurred any research and development costs. Further, in connection with the Link-Two joint venture for AMR service, no R & D expense has been incurred by the Company, nor are any anticipated, as the Company will be a reseller and dealer of the AMR service.

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

      The Company has no costs nor is there any effect from environmental laws associated with the operation of the Company's retail store business.

Recent Consulting Agreements

     On February 11, 2000, the Company has entered into a Consulting Agreement with National Financial Communications Corporation d.b.a. OTC Financial Network to provide public relations and communication services to the investment community and general public. The Company issued 450,000 shares of restricted stock for the services.

     On March 16, 2000 the Company entered into a consulting agreement with Affiliated Communications Company to provide management consultant, strategic planning and advisory service to the Company. The Company issued 500,000 shares of restricted stock for the services.

Number of total Employees and Numbers of full Time Employees

     The Company's present retail store in Houston, Texas, employs 8 persons, including Mr. Bethke, who is the Company's sole full-time salaried officer. See "Executive Compensation" below.

Reports of Security Holders

     The Company has not made any reports to security holders during the past fiscal year.

Item 2.        Description of Property
--------------------------------------

      The Company presently leases 4,783 square feet of retail store/office space at 6227 Southwest Freeway, Houston, Texas, for $3,183.96 per month. The condition of the Company's leased facilities in Houston, Texas are excellent, and are sufficient for its use and operation of the Company's present level of operations. The Company, as noted above, has entered into a Letter of Intent to purchase ten retail stores from Beeper Boutique, which stores are located in Texas and Louisiana.
Assuming the successful completion of the acquisition, the Company will be assuming the leasehold obligations for each of the ten Beeper Boutique stores. The following is a summary of the information regarding each of the stores:

Beeper Boutique Store Location  Monthly Rent    Lease Expiration

3333 Katy Freeway, Houston, TX     $4,457.01         May 30,2000
Almeda Mall, Houston, TX           $2,771.38    October 31, 2003
San Jacinto Mall, Houston, TX      $2,924.42    January 31, 2001
Greenspoint Mall, Houlston, TX     $2,883.33    January 31, 2003
Parksdale Mall, Beaumont, TX       $3,837.44    January 31, 2001
Post Oak Mall, Bryan, TX           $2,493.90   December 31, 2000
Northgate Mall, Lafayette, LA      $1,238.33  September 30, 2002
Music City Mall, Odessa, TX       $   750.00        May 31, 2000
University  Mall, Nachadoges, TX   $1,000.00       July 31, 2001
Richland Mall, Waco, TX            $2,358.03   December 31, 2001

The Company believes that the above store facilities, assuming successful completion of the Beeper Boutique acquisition, will be sufficient for the foreseeable future.

Item 3. Legal Proceedings
-------------------------
     The Company is not a party to any litigation.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
     None

                             Part II

Item  5. Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

      The Company's common stock is traded on the NASDQ-OTC Bulleting Board market. As of April 12, 2000, there were fifteen market makers in the Company's stock. The following information with respect to the high and low market prices was obtained from the Company's records. Trading the in Company's shares commenced on June 1, 1999

                                    Bid Price
1999                       High                  Low
Quarter Ending June 30     $.38                  $.13
Quarter Ending Sept. 30    $.88                  $.38
Quarter Ending Dec. 31     $.75                  $.13

2000
Quarter Ending Mar. 31   $ 2.48                  $.13
Period ending April 14   $ 2.18                 $1.81

      The Company is filing this Form 10-KSB, its first report required to be filed since the effective date of the Company's registration statement on Form 10-SB/12g, which was filed for the purpose of enabling the Company's shares to commence trading on the NASDAQ Bulletin Board. The Company's Form 10-SB/12g was declared effective by the SEC in January 24, 2000, at which time the Company's shares began trading on the OTC Bulleting Board. Prior to that date the shares quoted on the "pink sheets". As of March 31, 2000, there were 148 holders of the Company's common stock. The Company has never paid a dividend and does not anticipate that any dividends will be paid in the near future.

Item   6.  Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations
-----------------------------------------------------------------
Results of Operations

      During the Company's fiscal year ended December 31, 1998, the Company had revenues of $72, 225 compared to revenues of $
294,893 during the 1999 fiscal year.

      The Company incurred a net loss of $206,044 ($0.06 per Share) during fiscal 1998, compared to a net loss of $473,477
($0.10 per Share) for the 1999 fiscal year.

     There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material adverse impact on the net sales or revenues or income from continuing operation of the Company. There is an increasing trend toward use of pagers and wireless cellular telephones and other wireless equipment by all segments of the population, including prepaid and regular use. The Company expects to benefit from this trend in its Texas Gulf Coast market and, if it completes the acquisition of Beeper Boutique, it expects that it will benefit from the increased market in both South Texas and Louisiana.

     The causes for the material changes from period to period in one or more line items of the small business issuer's financial statements is the direct result of the commencement of the Company's store operations.

      There are no seasonal aspects that had a material effect on the financial condition or results of operation of the Company.

Liquidity and Capital Resources

        The Company, at December 31, 1999 had current assets of $84,813, compared to current assets of $156,097 at December 31,
1998, a decrease of 46 % from current assets at December 31, 1998. The decrease in current assets is primarily the result of a reduction in cash and deposits/prepaid expenses. The Company had an increase in inventory during the year ended December 31, 1999. The increase in inventory consists of wireless telephone equipment including, cellular and paging equipment and accessories, located at the Company's retail store.

         The Company's current liabilities were $312,828 at December 31, 1999, reflecting an increase of 116% from current liabilities of $144,424 at December 31, 1998. This increase is mainly the result of a short-term bank loan and an increase in accounts payable.

The Company's non-current liabilities were $540,987 at December 31, 1999, which included long-term debt and capital leases and loans payable-stockholders' compared to $586,964 at December 31, 1998, which represented long term debt and capital leases. Subsequent to the year ended December 31, 1999, the Company re-ceived from private investors $363,634 in consideration for the issuance of 1,494,002 restricted shares of the Company. In addition the Company issued 1,090,000 restricted shares for services and future services.

        There is a trend that the Company is aware of that could adversely impact upon its liquidity, relating to the acquisition under the Letter of Intent of the six Beeper Boutique retail stores. Other than the expenses and impact upon liquidity from the planned Beeper Boutique acquisition, which the Company hopes to fund with its securities, cash flow from operations, and from possible investment capital, the terms and conditions of which the Company is presently unsure of, the Company has no plans for any large capital expenditures.

      There is also a trend in the wireless industry toward rapid technological change and development, but such trend should not adversely impact upon resellers and retail operators such as the Company. As a result, the Company does not know of any trends, events or uncertainties that have or are reasonably likely to have a material impact on its short-term or long-term liquidity. The Company's liquidity has been the result of operating revenues as well as sales of the Company's securities to private investors.

     During late 1997 and early 1998, the Company issued a total of 2,300,000 shares, at par value, to the Company's president and its two directors, without cash consideration. In connection with a private placement, the Company issued a total of 845,300 shares for total consideration, net of commissions, equal to $339,830. Further, during 1999, in connection with the private placement to private investors, the Company issued 610,710 shares in consideration of $217,590, net of commissions. In addition, during 1998 and 1999, the Company issued a total of 495,000 shares for legal services, valued at $232,500. The Company believes that such sales and the issuance of shares for legal services were at the fair market price/value of the shares at the respective dates of sale.

     As discussed under "Business of the Company; Pending Acquisition - Letter of Intent" above, in the event that the Company completes the acquisition of Beeper Boutique, the Company will have a material commitment for capital expenditures, which will include cash necessary to fund the operations of Beeper Boutique and Camera's Etc.
                             Page 15

The sources of such funds are presently projected to include the following:investment from private investors, of which the Company received $363,634 as noted above subsequent to the end of the year ended December 31, 1999 in consideration for the issuance of 1,494,002 shares of restricted common stock; the planned private placement to raise capital from investors at terms to be ne-gotiated; revenues from operations; and institutional financing. the Company is also dependent upon the issuance of shares for services of third parties to the Company.
The Company does not know at present the terms and conditions of further financing from investors or any institutional financing. However, with respect to the operations of Beeper Boutique, the current monthly revenues generated by Beeper Boutique are approximately $305,0000 and its expenses are approximately $265,000. Further, the operations of Camera's Etc. generated a small positive cash flow of $2,000 per month.

        Assuming the successful completion of the acquisition, in addition to its obligations to fund the purchase of Beeper Boutique as set forth above, the Company has agreed to assume the lease obligations for the ten Beeper Boutique retail stores (See "Description of Property", Item 2 above) as well as the following obligations:

Obligations Assumed

           All invoices due and payable by Beeper Boutique, dated May, 2000 or later, and specifically for air time, equipment, carrier charges, utilities and any miscellaneous expenses relevant to the day-to-day operations of Beeper Boutique; all guarantees by Beeper Boutique to customers except for any obligation for the return of merchandise for 30 days after the closing date or no later that May 1, 2000; the maintenance of Beeper Boutique's bank accounts. The Company will assume assets, which may also be subject to liabilities, such us lease obligations, inventory and subscribers of the Beeper Boutique. Beeper Boutique, as noted above, has monthly revenues that exceed its expenses, and the operations of Beeper Boutique, upon completion of the acquisition, will cover the obligations referred to above.

Year 2000

      The Year 2000 issue results from certain computer systems and software applications that use only two digits (rather than four) to define the applicable year. As a result, such systems and applications may recognize a date of "00" as 1900 instead of the intended year 2000, which could result in data miscalculations and software failures. The Company has conducted a preliminary assessment of its key computer systems and software applications and believes they are Year 2000 compliant. The
Company is in the process of communicating with all key suppliers, financial institutions and customers to identify and coordinate the resolution of any Year 2000 issues that might arise. Based on the initial assessment, the Company believes the cost of addressing the Year 2000 issue should not have a material impact on the Company's financial position or results of operations.

                             Page 16

Item 7.   Financial Statements
------------------------------
     The financial statements for the fiscal years ended December
31, 1999 and 1998, are attached hereto.

                             Page 17

Item  8. Changes  In and Disagreement With  Accountants  on
         Accounting and Financial Disclosure.
-----------------------------------------------------------

The Company's financial statements for the year ended December 31, 1998 at which date the Company was not a public entity, were audited by the firm of Hilliard & Smith, P.C., as set forth in the auditor's report dated February 26, 1999. In a letter to the Company dated March 24, 2000, the accounting firm of Hilliard & Smith, P.C. informed the Company that it was resigning from the engagement and therefore would not perform the audit for the Company for the year ended December 31, 1999. The accounting firm of Hilliard & Smith, P.C. informed the Company that they were not associated with the financial statements prepared by management for the period ended September 30, 1999 and which were included
in   the   Company's  Form  10-SB/12g.  Such  interim  financial
statements have not been included in this annual report  on  Form
10-KSB   The   former  accountant's  report  on  the   financial
statements   were   filed  with  the  Form  10-SB/12g   without
the accountant's consent. The former accounting firm by letter dated March 30, 2000 consented to the use of its report dated February 26, 1999 relating to the financial statements of the Company for the year ended December 31, 1998 in the Company's filings with the Securities and Exchange Commission. With regard to the financial statements for the year ended December 31, 1998, the Company does not believe that there were not any disagreements with the former accountants on any matter of accounting principles, or practices, financial disclosure or auditing scope or procedure.

As a result, the Company retained the accounting firm of Liebman, Goldberg & Drogin, LLP, 591 Stewart Avenue, Suite 450, Garden City, NY 11530. The reason for the resignation of the former firm, Hilliard & Smith, P.C. was reported in the Form 12b-25, Notification of Late Filing.

                             Page 18

                            Part III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons.
----------------------------------------------------

Directors and Executive Officers

Name                      Age                              Title

Steven H. Bethke          41              President and Chairman
Jane Ellen Karp           56                            Director
Norman George             60         Chief Financial Officer and
                                                        Director

      All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and shall qualify. Officers serve at the discretion of the Board of Directors.

      Mr. Bethke previously was employed as General Manager of Houston Telephone and Paging (HT&P), from July, 1995 to September, 1996. Prior to joining HT&P, he was employed as a consultant to HT&P from January, 1995 to July, 1995. Prior to joining HT&P as a consultant, he was employed by Everon America, Inc. (which is the North American marketing company for Samson Electronics LTD, a Korean electronics manufacturer, including paging equipment) as North American Sales Manager from August 1994 to July, 1995. Mr. Bethke was Manager of Indirect Distribution with MobileComm (a Bell South company) from June 1993 to August 1994. Prior to that time he was employed as Manager of Distribution for Houston Cellular Telephone Company from November 1988.

      Ms. Karp, a Director, is presently President of Karp Development Co., Inc., a real estate development concern in Highland Beach, Florida, involved in the purchase, development, design, and marketing of residential real estate in the Northeast. Ms. Karp also sits on several Boards for various charitable enterprises including Parkinson's Disease and City of Hope Special Projects.

      Mr. George, a Director and Chief Financial Officer of the Company, was hired as Chief Financial Officer on September 1, 1998. Prior to joining the Company, he was self -employed with ownership interest in numerous retail companies over the past twenty-five (25) years. He formerly was employed for 10 years by Peat, Marwick and Mitchell as a retail consultant. He is a graduate of the University of Texas with a degree in Finance and Accounting.

                             Page19

Item 10. Executive Compensation
-------------------------------

     The information set forth below concerns the compensation to the named executive officers of the Company for each of the past three years. No executive officer of the Company has an employment agreement with the Company and the tree executive officers serve at the discretion of the Board of Directors.

                           SUMMARY COMPENSATION TABLE


                                                  Long Term Compensation
           Annual Compensation                    Awards              Payouts

                                                                            <c
(a)        (b)    (c)       (d)       (e)         (f)         (g)           (h)      (i)
                                      Other       Restricted   Securities
Name and                              Annual                   Underlaying   LTIP       All other
Principal                             Compan-     Stock        Options/SAR's Payouts    Compensation
Position   Year   Salary($)  Bonus($) sation($)   Award(s)$    (#)           ($)        ($)

Steven H.
Bethke     1999   $          0        0           0             0             0          0
President
, CEO,
Director
Steven H.
Bethke     1998   $60,000    0        0           0             0             0          0
President
, CEO,
Director
Steven H.
Bethke     1997   $55,000    0        0           0             0             0          0
President
, CEO,
Director
Jane
Ellen      1999   0          0        0           0             0             0          0
Karp
Director
Jane
Ellen      1998   0          0        0           0             0             0          0
Karp
Director
Jane
Ellen      1997   0          0        0           0             0             0          0
Karp
Director
Norman
George,    1999   $8,000     0        0           0             0             0          0
CFO and
Director
Norman
George,    1998   0          0        0           0             0             0          0
CFO and
Director
Norman
George,    1997   0          0        0           0             0             0          0
CFO and
Director

                                     Page 20

Item 11. Security Ownership of Certain Beneficial Owners
         and Management
--------------------------------------------------------
          As of April 15, 2000, the security ownership of the following persons and entities, who were either executive officers, directors of the Company or were known to the Company to own more than five percent (5%) of the Company's outstanding voting securities was as follows:

(1)            (2)                  (3)                  (4)
Title of       Name and Address of   Amount and Nature    Percent
Class          Beneficial Owner      of Beneficial        of
                                     Ownership            Class(a)

Common Stock   Steven H. Bethke      2,200,000 shares     20.6%
               6227 Southwest
               Freeway, Houston,TX

Common Stock   Jane Ellen Karp          70,000 shares      0.72%
               4600 S. Orange
               Blvd.
               Highland Beach, FL

Common Stock   Norman George           250,000 shares      2.6%
               11911 Carraige Hill
               Dr.
               Houston, TX

Common Stock   CIT, LLC                700,000 shares      7.2%
               Attn: Bonie
               Musselwhite
               Route  2, Box 51-A,
               West, MS

Common Stock   Kim T. Peterson         500,000 shares      5.1%
               202 Forest Ave.
               Post Office Box 547
               Kewaskum, WI 53040-
               9164

Common Stock   Jerry Finberg         1,000,000 shares     10.3%
               3102 Ouster Cove
               Missouri  City,  TX
               77459

(a) Based upon 9,720,538 shares issued and outstanding at April
17, 2000.
(b) Mr. Bethke is the Company's president, CEO and chairman. Ms.
Karp is a director and Mr. George is the Company's chief financial officer and a director.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     During the fiscal years ended December 31, 1998 and 1997 the Company had no transactions with related parties. The only transactions during such years with its officers and directors include the salary payable to its chief executive officer, Steven
H. Bethke, Norman George, CFO and Director and the issuance of shares at par value during 1998, prior to the commencement of trading in the shares, to Mr. Bethke and its director, Ms. Karp, and Norman George, who also serves as the Company's chief financial officer.
           The Company entered into a signed letter of intent, dated October 20, 1999 to acquire the assets of Intergo Company d.b.a. Camera's Etc. Camera's Etc is owned by Kim T. Peterson, a principal shareholder of the Company and is managed by Norman George, the Company CFO and a director. Camera's Etc is a local South Texas company, which specializes in marketing digital imaging products and services to the oil and gas industry as well as the medical institutions. See the discussion under "Description of Business-Pending Acquisition", Item 1 above.

     The transaction to acquire Camera's Etc. will involve a stock swap, with the Company issuing to Intergo Company d.b.a. Camera's Etc 400,000 restricted shares of stock for the stock and entire assets of Camera's Etc. The Company took over operations and management of Interco Company d.b.a. Camera's Etc on January 5, 2000 and the final closing is expected before the end of April 2000.

Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

Exhibit No. Document Description

                                                          Page
3.1              Articles of Incorporation                 42
3.2              Bylaws                                    48
23               Consents of Independent Public            57
                 Accountants

                           SIGNATURES


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


          AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION


Date: April 14, 2000               By: /s/ Steven H. Bethke,
                                           President

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

                        Table of Contents

                                                           Page
Part I Financial Information
Balance Sheet at December 1999                              25
Statement of Operations for the year ended December         26
1998 and 1999
Statements of Stockholders Deficit for the year ended       27
December 31, 1999 and 1998
Statements of Cash Flows for the year ended December        28
31, 1999 and 1998
Notes to Financial Statements                               29

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION


                          Balance Sheet

ASSETS

                                             December 31,
Current Assets:                                  1999
   Cash                                       $ 4,962
   Accounts receivable                         19,912
   Inventory                                   59,939
                                               ------
     Total current assets                      84,813
                                               ------
Property and Equipment
   Property and Equipment, at cost - net      643,265
                                              -------
Other Assets:
   Security deposits                           21,739
   Acquisition deposits                        82,742
   Organization expense, at cost - net          3,560
                                              -------
     Total other assets                       108,041
                                              -------
Total assets                                 $836,119
                                             ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Current portion of long term debt and     $148,106
    capital leases
   Bank loan payable                          110,000
   Accounts payable, accrued expenses and      54,722
    taxes payable
                                              -------
     Total current liabilities                312,828
                                              -------
Long-Term Liabilities:
   Loans payable - stockholders'               52,667
   Long term debt and capital leases          488,320
                                              -------
     Total long-term liabilities              540,987
                                              -------
Total liabilities                             853,815
                                              -------
Commitments and Contingencies
Stockholders' Deficit
   Common stock, $.01 par value per share,
     20,000,000 shares
     authorized and 7,133,536 issued and
     outstanding                               71,335
   Additional paid in capital in excess of    625,490
     par value
   Accumulated deficit                       (679,521)
   Treasury stock                             (35,000)
                                              -------
     Total stockholders' deficit              (17,696)
                                              -------

Total liabilities and stockholders'deficit   $836,119
                                             ========

The accompanying notes are an integral part of these financial statements

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the year ended December 31,

Revenues:                                       1999        1998
   Sales                                    $294,893     $72,225
Cost of Sales:
   Purchases                                 165,654      42,535
                                             -------      ------
Gross profit                                 129,239      29,690
                                             -------      ------
Expenses:
   Contract labor                            300,582      79,831
   Professional fees                          43,906      30,137
   Bad debts                                   4,700           -
   Fees - other                               16,714           -
   Travel                                      3,179           -
   Insurance                                   1,012           -
   Rent                                       41,771      12,736
   Office expense                             13,446           -
   Miscellaneous                              11,805      17,025
   Maintenance costs                           4,753         865
   Automobile expense                         12,292           -
   Depreciation                               48,491      22,658
   Utilities                                   5,930           -
   Telephone                                  20,215       5,021
   Contributions                               2,137           -
   Advertising                                32,286      19,945
   Miscellaneous taxes                           599           -
   Amortization expense                        1,017         509
                                             -------     -------
     Total expenses                          564,835     188,727
                                             -------     -------
(Loss) from operations                      (435,596)   (159,037)
                                             -------     -------
   Interest expense - net                     37,536      47,007
                                             -------     -------
(Loss) before other income and
   Provision for income taxes               (473,132)   (206,044)
   Provision for income taxes                    345           -
                                             -------     -------
Net (loss)
                                           $(473,477)  $(206,044)
                                             -------     -------

Net (loss) per share of common stock
based upon 4,927,462 and 3,520,800
(weighted average) shares issued,
respectively                               $    (.10)  $   (0.06)

The accompanying notes are an integral part of these financial statements

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the year ended December 31,


Cash Flows from Operating Activities:            1999       1998
     Net (loss)
                                            $(473,477)  $(206,044)

Adjustment to reconcile net (loss) to net
cash
 (used in) operating activities:
     Depreciation and amortization expense     49,508      23,167
     Common stock issued for services          15,522      26,755
     (Increase) in accounts receivable         (6,456)    (13,456)
     (Increase) in inventory                  (24,331)    (35,608)
     (Increase) decrease in deposits and       53,184     (57,683)
        prepaid expense
     (Increase) in security deposits          (17,240)
     Acquisition deposits                     (82,742)
     Increase in accounts payable, accrued
        expenses and taxes payable             42,164      12,558
                                               ------      ------
Net cash (used in) operating activities      (443,868)   (250,311)
                                              -------     -------
Cash Flows from Investing Activities:
     Purchase of property and equipment             0     (36,838)
     Organization costs                             0      (5,086)
                                              -------     -------
Net cash (used in) investing activities             0     (41,924)
                                                          -------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock   314,718     347,830
     Expenses of stock issuance                            (8,000)
     Decrease in loans payable                            (54,958)
     Purchase of treasury stock                     0     (35,000)
     Increase in loan payable -                52,667
       stockholder
     Proceeds from loan payable                27,596      96,212
                                               ------      ------
Net cash provided by financing activities    $394,981    $346,084
                                             --------    --------
Net increase (decrease) in cash              $(48,887)   $ 53,849
Cash - January 1,                            $ 53,849      $ -
                                             --------    --------
Cash - December 31,                           $ 4,962    $ 53,849
                                             ========    ========
Supplemental Disclosures:
     Income tax                               $  -       $   -
                                              =======    ========
     Interest paid                            $37,536      47,007
                                              =======    ========

Supplemental Schedule of Non-Cash
Investing and
     Financing Activities:
Property & equipment acquired from capital
leases                                       $   -      $677,576
Non-cash issuance of common stock            $ 15,522   $ 26,755
                                             ========   ========
Total non-cash activities                    $ 15,522   $704,331
                                             ========   ========

The accompanying notes are an integral part of these financial statements

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT


                                            Capital
                           Common   Stock   in                         Total
                                            Excess of          Trea-   Stock-
                           Shares  Amount   Par                sury    holder
                                            Value      Defict  Stock   Deficit

Balance - January 1,            -     $ -       $ -    $ -        $ -        -
1998

Issuance of shares to
  Company's             2,000,000  20,000         -        -        -      20,000
  president
Issuance of shares        100,000   1,000         -        -        -       1,000
  board members
Issuance of shares to
  Company's               200,000   2,000         -        -        -       2,000
  president
Issuance of shares re:
  Private placement       845,300   7,553   332,277        -        -     339,830
Treasury Stock                  -       -         -        -     (35,000) (35,000)
Issuance of shares for    375,500   3,755         -        -        -       3,755
services

Net (loss) for the period       -       -         -    (206,044)    -    (206,044)
                         ---------------------------------------------------------
Balance - December 31,  3,520,800  34,308   332,277    (206,044  (35,000)(125,541)
1998

Issuance of shares re:  1,552,200  15,522         -        -        -     (15,552)
services
Issuance of shares        690,400   6,904         -        -        -       6,904)
Issuance of shares re:
Private placement       1,370,136  14,601   293,213        -        -    (307,814)

Net (loss) for the                                     (473,477)         (473,477)
period
                        ----------------------------------------------------------
Balance - December 31,  7,133,536  $71,335 $625,490   $(679,521)$(35,000)$(17,696)
1999                    ==========================================================

                             Page 28
      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS

         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                              with

                  INDEPENDENT AUDITORS' REPORT

                  Independent Auditors' Report



The Board of Directors
Affordable Telecommunications Technology Corporation
 (a development stage company)


We   have   audited   the   balance  sheet   of   Affordable Te-
lecommunications Technology Corporation (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the re-sponsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Financial Statements of Affordable Telecommuni-cations Technlogoy Corporation at December 31, 1998 was audited by Hilliard & Smith, P.C., whose report dated February 26, 1999 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Telecommunications Technology Corporation (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the Financial Statements, the Company has a stockholders' deficit and is dependent upon its ability to continue to raise capi-tal. The Company has also devoted a significant effort to develop its retail location and marketing its communication products and services. These facts raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2.


/s/ Liebman Goldberg & Drogin, LLP
----------------------------------
Liebman Goldberg & Drogin, LLP
Garden City, New York

April 17, 2000

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Note 1 - Operations:

Nature of Business:

Affordable Telecommunications Technology Corporation ("the Company") was incorporated in the State of Texas on July 10,
1997.    The   Company presently operates a retail store in the
Houston market under the name "The Wireless Store", which store commenced operations on September 1, 1998. The market for its telecommunications products and services principally is the Texas Gulf Coast area.

Note 2 - Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying financial statements are presented in conformity with generally accepted accounting principles.

Going Concern:

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates contin-uation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 1999 of $473,477. The Company has a deficit net worth of $17,396. These factors create uncertainty whether the Company can continue as a going concern. Management plans include rainsing additional capital through the issuance of common stock, the two planned acquisitions discussed in Note 10 and increased sales at its current location. The Company's ability to continue as a going concern is dependent upon the implementation and success of these plans. The financial statements do not include any adjustment in the event that the Company is unable to continue as a going concern.

Development Stage Activity and Operations:

During 1998, the Company was in development stage activity. Since the Company now has continuing business revenues, financial infor-mation does not include losses accumulated during the development stage period.

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Note 2 - Summary of Significant Accounting Policies (Continued):

Inventory:

Inventory is valued at the lower of cost (first-in, first-out method) or market. In determining market value, allowances for excess and obsolete items are provided. Cost was determined using the average cost method. All items included in inventory at December 31, 1999 are goods purchased for resale.

Earnings Per Share:

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share was computed by dividing the Company's net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate loss per common share during 1999 and 1998 was 4,927,462 and 3,520,800 respectively.

Property and Depreciation:

Property and equipment are stated at cost. Improvements or betterments of a permanent nature are capitalized. Routine maintenance and repairs are expensed as incurred. The Company in 1998 also acquired property under capital leases as described in
Note 3. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 20 years. Depreciation for 1999 and 1998 totaled $48,491 and $22,658 respectively.

The carrying amount of long-life assets is reviewed periodically.
If the asset carrying amount is not recoverable, the asset is considered to be impaired and the value is adjusted.

Advertising Costs:

Advertising costs are expenses as incurred and were $32,286 and $19,945 in 1999 and 1998 respectively.

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Note 2 - Summary of Significant Accounting Policies (Continued):

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those amounts.

Fair Value of Financial Instruments:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The carrying value of cash, cash equivalents, accounts receivable and notes payable approximates fair value.

Revenue Recognition:

Presently, the Company's revenues are generated from the sale of communication products from its retail location. The Company also has capital leases on paging/communications equipment at various locations within the Houston, Texas area and sells the paging and communications services on a time billed basis. Most of its revenues are derived from the sale of equipment and the marketing of third party contracts for wireless services.

Loans Payable - Officers

The Company has received various advances from officers of the Com-pany during the year totalling $52,667. Repayment is due in 2001 with interest to be computed at a future date. These loans may be prepaid through the issuance of the Company's common stock.

Note 3 - Property, Equipment and  Capital Leases:

The Company is the lessee of assets under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives.

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Note 3 - Property, Equipment and Capital Leases (Continued):

Following is a summary of property held under capital leases, all of which are stated at the fair value of the asset:

Seven 900 MHZ Base Station 300W Sysyems                 $ 652,012
Computer equipment                                         13,800
Fixtures and office furniture                              24,144
Telephone equipment                                         6,035
Improvements                                               18,424
                                                           ------
                                                          714,415
Less: accumulated depreciation                             71,150
                                                          -------
Total                                                    $643,265
                                                          =======

Minimum future lease payments remaining under capital leases as of December 31, 1999 for each of the next five years and in the aggregate are:

For the year ending December 31,

2000                                                    $ 195,482
2001                                                      189,935
2002                                                      182,169
2003                                                       60,723
Total minimum lease payments                              628,309
Less: amount representing interst                        (105,202)
                                                          -------
Present value of net minimum lease payments              $523,107
                                                          =======

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Note 3 - Property, Equipment and  Capital Leases (Continued):

Interest rates on capitalized leases are 10.75% and are imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return. In all instances, the Company's incremental borrowing rate was used.

The leases contain the following provisions:

At the end of the initial five-year term, the lease for the seven base stations allows the equipment to be purchased for $1.00 with 90 day written notice.

At the end of the initial three year term, the lease for computer equipment, fixtures and office furniture contain three options:
(1) purchase of the equipment at market value, (2) return of the equipment in good working order, (3) continuing rent at 50% of the current rate.

At the end of the initial three-year term, the lease for telephone equipment states that the Company is to return the equipment to the lessor in good working order.

Notes 4 - Long-Term Debt:

Long-term debt consists of the following:

Due to Bank    $ 110,000

Due in monthly installments of $540, interest included
at 10.75%, payable through August 2003, collateralized
by inventory, accounts receivable and equipment        $15,220

Due in monthly installments of $482 interest included,
payable through September 30, 2003                     $17,569

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Notes 4 - Long-Term Debt (Continued):

Due in monthly installments of
$272 capital lease payment,
interest included, payable
through August 2001 for
telephone equipment                                        4,189
Due in  monthly installments of
$15,181 capital lease payment,
interest included, payable
through June 2003 for seven 900
MHZ Base Station 300W Systems                            524,006
Due in monthly installments of
$837 capital lease payment,
interest included, payable
through August 2001 for
computers, fixtures and
equipment                                                 12,496
Due in monthly installments of
$1,621, interest included at
10.75%, payable through October
2003, collateralized by
inventory, accounts receivable
and equipment                                             62,946
                                                         -------
Total                                                    636,426
Less: current maturities                                (148,106)
                                                         -------
   Long-term debt                                      $ 488,320
                                                         =======


Annual maturities of long-term debt are as follows:

For the year ending December 31:

2000                                                    $148,106
2001                                                     163,864
2002                                                     173,866
2003                                                     150,590
                                                         -------
Total                                                   $636,426

                                                         =======

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Note 5 - Common Stock:

The Company is authorized to issue and sell up to 20,000,000 shares of common stock at an amount fixed by the board but at no time less than par value which is currently set at $.01 per share. Dividends may be declared and paid at the discretion of the Company's Board of Directors. No dividends have been declared in 1999.

The Company sold 845,300 shares of common stock through a confidential private placement memorandum dated February 9, 1998. The memorandum was made pursuant to Regulation D, Rule 504 of the Securities and Exchange Commission and similar limited offering exemptions provided by state laws to a limited number of investors who meet the investor suitability standards which were described in the document. The funds received from the memorandum were designated for working capital and marketing expense. The memorandum's deadline has been extended through August 9, 1999.

At  December  31, 1999, the Company had outstanding  warrant  to purchase  up to 500,000 shares of the Company's stock  at  $1.25 per share.  The warrants can be exercised at any time up to June
2001.

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Note 6 Income Taxes:

The tax benifit for the years ended December 31, 1999 and 1998 consists of the following componets:




                                     Years Ended December 31
Current
                                      1999           1998
 Federal                              $    -           $ -
 State                                     -             -

Deferred
 Federal                               (160,580)    (69,953)
 State                                   (1,183)       -
                                        -------      ------
                                      $(161,763)   $(69,953)
                                      =========    ========

The income tax (benefit) for the year does not bear the expected relationship between pretax loss and federal corporate income tax rate of 34% because of the effect of state and local income taxes and the fact that certain other expenses are not deductible for income tax purposes.

The reconciliation between the actual and expected federal tax are as follows:


                                     Years Ended December 31
                                      1999           1998
Federal corporate tax rate
of 34% applied to pretax (loss)      $(160,982)     $(69,953)

State and local income taxes, net
of federal income tax benefit             (781)         -

Effect of other non-deductible
expenses                                    50          -
                                       -------         -----
                                     $(161,763)      (69,953)
                                      ========        ======


Defered income taxes as reported on the balance sheet consists of:


                                       Year Ended December 31,
                                        1999           1998
Deferred tax assets                     $161,763       $69,953
Deferred tax liabilities                    -             -
Valuation allowance                     (161,763)      $  -
                                         -------        ------
                                        $   -          $  -

Deferred tax asset balances consist principally of the following:

                                        Year Ended December 31,
                                         1999          1998
Net operating loss carryforwards         $473,477      $205,744
                                         ========      ========

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax liability as of December 31, 1999 would be the timing difference between depreciation for financial reporting purposes and depreciation for tax purposes.

No deferred tax asset or liability provision if required at December 31, 1999.

Note 7 - Deposit and prepaid Expense:

At December 31, 1998, the Company made payment of $50,000 to their attorney for fees and expenses to go public as described in Note 5.

Note 8 - Organizational Costs:

Organizational costs consist of miscellaneous expenses incurred during the start-up of the Company totaling $5,086. These costs will be amortized over a five-year period. Amortization expense for 1999 and accumulated amortization as of December 31, 1999 are $509, respectively.

Note 9 - Commitments and Contingencies:

The Company is in its development stage as it has limited operating history, has not generated significant revenues and has an accumulat-ed deficit. The Company has devoted a significant amount of its effort to develop its retail location and marketing and wireless communication products and services. There can be no assurance that the Company will be able to successfully market its services or gener-ate significant revenues to operate profitably.

The predecessor accounting firm resigned from performing the audit for the Company for 1999. They were unwilling to be associated with finan-cial statements prepared by management for September 30, 1999. The auditor's report included with the Form 10-SB filing by the Company on November 9, 1999 incorrectly reported that the September 30, 1999 financial statements were audited when the financial statements were unaudited. The Company believes that this was an innocent error and the financial statements for September 30, 1999 were correct in sub-stance except for the error.


Contractual Agreement:

In 1998, the Company entered into a joint venture agreement with Link2 for wireless service. Under the agreement, the Company is to provide retail locations and staff for pager service. Link2 is to provide the network operating system service, installation and maintenance service for the infrastructure, all FCC legal license service and satellite linking service. Revenue under this agreement is to be shared equally. No revenue under this agreement has been recognized in 1998.

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Note 9 - Commitments and Contingencies:

Contractual Agreement:

The Company has entered into a resale contract with Spring PCS in which 350 phones per quarter are to be ordered. In addition, the Company has agreed to market and sell only the Spring PCS product and not any other wireless PCS telecommunication product or service.

Additionally, the Company has an agreement with GTE Wireless to market and sell prepaid analog cellular telephone service.

Operating Lease:

The Company leases office space under an operating lease expiring in 2003. The lease is subject to escalation clauses for increases in the lessor's operating costs.

Minimum   future   rental  payments  under  his   non-cancelable
operating lease at December 31, 1999 are summarized as follows:

For  the  year ending  December 31:

2000                                                    $ 38,208
2001                                                      39,163
2002                                                      40,500
2003                                                      23,625
                                                         -------
Total minimum rental payments                          $ 141,496
                                                         =======

Rental expense for the year ended December 31, 1999 was $41,771.

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Note 10 - Subsequent Event(Unaudited) Not Covered by Independent
Auditor's Report:


The Company signed a letter of intent on to acquire the assets of Beeper Boutique, Ltd. for $1,460,000. The assets include store leases, inventory and equipment of ten store locations. The Company also agreed to assume up to $150,000 of liabilities. In connection with the acquisition, the Company gave a deposit of $25,000 and an extension fee payment of $35,000. Both of these payments are non-refundable. Subject to final due diligence, the Company anticipates completing the acquisition by May 31, 2000. The acquisition includes the issuance of
1,250,000 restricted shares and additional payments of cash compensation together with or in lieu of shares.

The Company has signed a letter of intent to acquire the assets of Intergo Company d/b/a Cameras Etc. (retail store) from a prin-cipal shareholder. Additionally,the chief financial officer is the manager of the store. The Company took over operations in January, 2000 and expects to complete the acquisition in April, 2000. All the assets will be acquired for 400,000 shares of restricted stock. Additionally, during November and December 1999, the Company advanced $22,742 towards the operations of Intergo.

Between January 1, 2000 and April 8, 2000, the Company issued 2,584,002 shares of common stock. The shares issued included 1,090,000 shares for services rendered and to be rendered and 1,494,002 shares to private investors for $363,634. Included in shares issued for services were 950,000 shares to two non-related consulting companies.

                           EXHIBIT 3.1

                       The State of Texas
                       Secretary of State

                    CERTIFICATE OF AMENDMENT

                               FOR

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                    CHARTER NUMBER 014752379

THE  UNDERSIGNED, AS SECRETARY OF STATE OF THE  STATE  OF  TEXAS,
HEREBY CERTIFIES THAT THE ATTACHED ARTICLES OF AMENDMENT FOR  THE
ABOVE  NAMED  ENTITY HAVE BEEN RECEIVED IN THIS  OFFICE  AND  ARE
FOUND TO CONFORM TO LAW.

ACCORDINGLY THE UNDERSIGNED, AS SECRETARY OF STATE, AND BY VIRTUE
OF  THE  AUTHORITY VESTED IN THE SECRETARY BY LAW, HEREBY  ISSUES
THIS CERTIFICATE OF AMENDMENT.

DATED DECEMBER 23, 1998
EFFECTIVE DECEMBER, 23 1998

Alberto R. Gonzales, Secretary of State

                          STATF OFTEXAS
                   ARTICLES OF INCORPORATIOIN
                    pursuant to article 3.02
                 Texas Business Corporation Act

1.     Name   of   Corporation:   AFFORDABLE   TELECOMMUNICATIONS
TECHNOLOGY CORPORATION

2.   Period of the Corporation will be in perpetuity.

3,    AFFORDABLE  TELECOMMUNICATIONS TECHNOLOGY CORPORATION  will engage in the lawful business of distributing and selling various telecommunications technology, both retail and wholesale.

4. AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION is authorized to issue 3,000,000 shares of class "A" common stock at a par value of 0.01 (one) cent each.

5. The Corporation will not commence business until it has received for the issuance of its shares consideration of value of a stated sum which shall be at least one thousand dollars ($1000), consisting of money, labor done, or property actually received.

6.    The "registered agent" of the Corporation is Jerry Finberg.
The  "registered  office" is located at 4526 Sunburst,  Bellaire,
Texas 77401

The Corporation will have two directors.

Steven H. Bethke                                  Jerry Finberg
5935 Rutherglem                                   4526 Sunburst
Houston, Tx 77096                            Bellaire, Tx 77401

The  incorporator  of  AFFORDABLE  TELECOMMUNICATIONS  TECHNOLOGY
CORPORATION
Is:
Jerry Finberg
4526 Sunburst
Bellaire, Tx 77401

Signed this 10th date of July, 1997 by

Jerry Finberg

                             Page 43
                  ARTICLES OF AMENDMENT TO THE
                    ARTICLES OF INCORPORATION


Pursuant  to the provisions of article 4.04 of the Texas Business
Corporation Act, the undersigned corporation adopts the following articles of amendment to its articles of incorporation:

                            ARTICLE I

The  name  of  the  corporation is AFFORDABLE  TELECOMMUNICATIONS
TECHNOLOGY CORPORATION, a corporation.

                           ARTICLE 11

The following amendments to the articles of incorporation were adopted by the majority of the Directors of the corporation on December 31,1999. No shares were issued as of said date.

4.   Affordable  Telecommunications  Technology  Corporation   is
authorized to issue 3,000,000 shares of class "A" common stock at a par value of 0.01 (one) cent each.

The amendment alters or changes number 4 of the original Articles of Incorporation and the full text of each provision altered is as follows:

"Affordable   Telecommunications   Technology   Corporation    is
authorized to issue 20,000,000 shares of common stock at a par value of .01 (one) cent each."

6.  The  "registered agent" of the Corporation is Jerry  Finberg.
The  "registered  office" is located at 6227  Southwest  Freeway,
Houston, Texas 77074.

The amendment alters or changes number 6 of the original Articles of Incorporation and the full text of each provision altered is as follows:

"The  "registered agent" of the Corporation is Steven H.  Bethke.
The  "registered  office" is located at 6227  Southwest  Freeway,
Houston, Texas 77074.

DATED this 21st day of December 1998.

AFFORDABLE TELECOMMUNICATIONS
TECHNOLOGY CORPORATION


By:_________________________
/s/ its Authorized Officer

STATE OF TEXAS

COUNTY OF HARRIS
                             Page 44
      On this 21st day of December, 1998, personally appeared STEVEN H. BETHIKE, Authorized Officer, known to me to be the person who executed the foregoing ARTICLES OF AMENDMENT TO THE ARTICLES OF INCORPORATION and acknowledged to me that he executed the same for the purposes therein expressed.

Notary Public in and for the State of TEXAS


OFFICE OF
BEVERLY B. KAUFMAN
COUNTY CLERK
HARRIS COUNTY, TEXAS


This is to acknowledge receipt of certificate of operation under Assumed Name which was filed in my

office for          THE WIRELESS STORE
under the file number as shown on the cash register validation above, and indexed in the Assumed Name Records as prescribed by law.

The certificate shows    AFFORDABLE TELECOMMUNICATIONS TECHMOLOCY
CORP.

to be the owner(s) of said business.

The period (not to exceed 10 years) during which the assumed name will be used is shown as TEN YEARS

Whenever there is a change of ownership, a withdrawal certificate shall be executed and duly acknowledged by the person or persons so withdrawing from or disposing of their interest in said business. Until such certificate has been filed, they shall remain liable for all debts incurred in the operation of said business.

Beverly B. Kaufman,
County Clerk, Harris County
____________________________
CHERYL D. KINDELL   Deputy

OFFICE OF
BEVERLY B. KAUFMAN
COUNTY CLERK
HARRIS COUNTY, TEXAS

This is to acknowledge receipt of certificate of operation under Assumed Name which was filed in my office for

                   CAMERAS THE WIRELESS STORE,

under the file number as shown on the cash register validation above, and indexed in the Assumed Name Records as prescribed by law.

The certificate shows

       AFFORDABLE TPLFCOMMUNICATION TECHNOLOGY CORPORATION

to be the owner(s) of said business.

The period (not to exceed 10 years) during which the assumed name will be used is shown as MARCH 7, 2000 through MARCH 7, 2010.

Whenever there is a change of ownership, a withdrawal certificate shall be executed and duly acknowledged by the person or persons so withdrawing from or disposing of their interest in said business. Until such certificate has been filed, they shall remain liable for all debts incurred in the operation of said business.

Beverly B. Kaufman
County Clerk, Harris County


___________________________
LEE  F.        Deputy

                           Exhibit 3.2

                             Bylaws

                               Of

      Affordable Telecommunications Technology Corporation
                      adopted July 15, 1997

                             BYLAWS
                               OF

      Affordable Telecommunications Technology Corporation


                            ARTICLE I
                             OFFICES

The principal office of the Corporation in the State of Texas shall be located in Houston County of Harris. The Corporation may have such other offices, either within or without the State of Texas, as the Board of Directors may designate or as the business of the Corporation may require from time to time.

                           ARTICLE II
                          SHAREHOLDERS

SECTION 1. Annual Meeting. The annual meeting of the shareholders shall be held on the is 15 day in the month of July in each year, beginning with the year 1999, at the hour of one p.m., for the purpose of electing Directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday in the State of Texas, such meeting shall be held on the next succeeding business day. If the election of Directors shall not be held on the day designated herein for any annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as conveniently may be.

SECTION   2.   Special   Meetings.  Special   meetings   of   the
shareholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the President or by the Board of Directors, and shall be called by the President at the request of the holders of not less than Fifty percent (50%) of all the outstanding shares of the Corporation entitled to vote at the meeting.

SECTION 3. Place of meeting. The Board of Directors may designate any place, either within or without the State of Texas, unless otherwise prescribed by statute, as the place of meeting for any annual meeting or for any special meeting. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate an place, either within or without the State of Texas unless otherwise prescribed by statute, as the place for the holding of such meeting. If no designation is made, the place of meeting shall be the principal office of the Corporation.

SECTION 4. Notice of meeting. Written notice stating the place day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall unless otherwise prescribed by statute, be delivered not less than (five) 5 nor more than (thirty) 30 days before the date of the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the Corporation may provide that the stock transfer books shall be closed for a stated period, but not to exceed in any case fifty
(50) days.
                             Page 49
If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders such books shall be closed for at least (thirty) 30 days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than (twenty) 20 day's and, in case of a meeting of shareholders, not less than (twenty) 20 days, prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

SECTION 6. Voting Lists. The officer or agent having charge of the stock transfer books for shares of the Corporation shall make a complete list of the shareholders entitled to vote at each meeting of shareholders or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each. Such list shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting for the purposes thereof.

SECTION 7. Quorum. A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

SECTION 8. Proxies. At all meetings of shareholders, a shareholder may vote in person or by proxy executed in writing by the shareholder or by his or her duly authorized attorney-in-fact. Such proxy shall be filed with the secretary of the Corporation before or at the time of the meeting. A meeting of the Board of Directors may be held by means of a telephone conference  or  similar  communications equipment  by  which  all persons participating in the meeting can hear each other and participation in a meeting under such circumstances shall constitute presence at the meeting.

SECTION 9. Voting of shares. Each outstanding share entitled to vote shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders.

SECTION 10. Voting of shares by Certain Holders. Shares standing in the name of another Corporation may be voted by such officer, agent or proxy as the Bylaws of such Corporation may prescribe or, in the absence of such provision, as the Board of Directors of such Corporation may determine.
Shares held by an administrator, executor, guardian or conservator may be voted by him either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled t vote shares held by him without a transfer of such shares into his name. Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name, if authority to do so be contained in an appropriate order of the court by which such receiver was appointed.
                             Page 50
A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred. Shares of its own stock belonging to the Corporation shall not be voted directly or indirectly, that any meeting, and shall not be counted in determining the total number of outstanding shares at any given time.

SECTION 11. Informal Action by shareholders, unless otherwise provided by law, any action required to be taken at a meeting of the shareholders, or any other action which may be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                           ARTICLE III
                       BOARD OF DTRECTORS

SECTION 1. General Powers. The business and affairs of the Corporation shall be managed by its Board of Directors.

SECTION 2. Number, Tenure and Qualifications. The number of directors of the Corporation shall be fixed by the Board of Directors, but in no event shall be less than three (3). Each director shall hold office until the next annual meeting of shareholders and until his successor shall have been elected and qualified.

SECTION 3. Regular meetings. A regular meeting of the Board of Directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide, by resolution, the time and place for the holding of additional regular meetings without notice other than such resolution.

SECTION 4. Special meetings. Special meetings of the Board of Directors may be called by or at the request of the President or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix the place for holding any special meeting of the Board of Directors called by them.

SECTION 5. Notice. Notice of any special meeting shall be given at least one (1) day previous thereto by written notice delivered personally or mailed to each director at his business address, or by telegram if mailed such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any directors may waive notice of any meeting. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

SECTION 6. Quorum. A majority of the number of directors fixed by section 2 of this Article III shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

SECTION 7. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.
                             Page 51
SECTION 8. Action without a meeting. Any action that may be taken by the Board of Directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so to be taken, shall be signed before such action by all of the directors.

SECTION 9. Vacancies. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors, unless otherwise provided by law. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any directorship to be filled by reason of an increase in the number of directors may be filled by election by the Board of Directors for a term of office continuing only until the next election of directors by the shareholders.

SECTION 10. Compensation. By resolution of the Board of Directors, each director may be paid his expenses, if any, of attendance at each meeting of the Board of Directors, and may be paid a stated salary as a director or a fixed sum for attendance at each meeting of the Board Of Directors or both. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefore.

SECTION 11. Presumption of Assent. A director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be authorized to be executed, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation or shall be required by law to be otherwise signed or executed; and in general shall perform all duties incident to the office of President and such other duties as may be prescribed by the Board of Directors from time to time.

SECTION 12. Vice President. In the absence of the president or in event of his death, inability or refusal to act the vice President shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. The vice President shall perform such other duties as from time to time may be assigned to him by the President or by the Board of Directors. If there is more than one vice President, each vice President shall succeed to the duties of the President in order of rank as determined by the Board of Directors. If no such rank has been determined, then each vice President shall succeed to the duties of the President in order of date of election, the earliest date having the first rank.

SECTION 13. Secretary. The secretary shall: (a) keep the minutes of the proceedings of the shareholders and of the Board of Directors in one or more minute books provided for that purpose;
(b) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (c) be custodian of the corporate records and of the seal o the Corporation and see that the seal of the Cor- oration is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized; (d) keep a register of the post office address of each shareholder which shall be furnished to the secretary by such shareholder; (e) sign with the President certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the Corporation; and (g) in general perform all duties incident to the office of the secretary and such other duties as from time to time may be assigned to him by the President or by the Board of Directors.

SECTION 14. Treasurer. The Treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the Corporation; (b) receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of Article VI of these Bylaws; and (c) in general perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the President or by the Board of Directors. If required by the Board of Directors, the Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such sureties as the Board of Directors shall determine.

SECTION 15. Salaries. The salaries of the officers shall be fixed from time to time by the Board of Directors, and no officer presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof, or shall forward such dissent by registered mail to the secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor Of such action.

                           ARTICLE IV
                            OFFICERS

SECTION 1. Number. The officers of the Corporation shall be a President, one or more vice Presidents, a secretary and a Treasurer, each of whom shall be elected by the Board of Directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors, including a Chairman of t e Board. In its discretion, the Board of Directors may leave unfilled for any such period as it may determine any office except those of President and Secretary. Any two or more offices may be held by the same person, except for the offices of President and Secretary which may not be held by the same person. Officers may be directors or shareholders of the Corporation.

SECTION 2. Election and Term of Office. The officers of the Corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Each officer shall hold office until his successor shall have been dully elected and shall have qualified, or until his death, or until he shall resign or shall have been removed in the manner hereinafter provided.

SECTION 3. Removal. Any officer or agent may be removed by the Board of Directors whenever, in its judgment, the best interests of the Corporation will be served thereby, but such removal shall be with out prejudice to the contract rights, if any, of the person so removed. Election of appointment of an officer or agent shall not of itself create contract rights, and such appointment shall be terminable at will.
SECTION 4. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

SECTION 5. President. The President shall be the principal executive officer of the Corporation and, subject to the control of the Board of Directors, shall in general supervise and control all of the business and affairs of the Corporation. He shall when present, preside at all meetings of the shareholders and of the Board of Directors, unless there is a Chairman of the Board, in which case the Chairman shall preside.

He may sign, with the Secretary or any other proper officer of the Corporation thereunto authorized by the Board of Directors, certificates for shares of the Corporation any deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors has shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

                            ARTICLE V
                            INDEMNITY

The Corporation shall indemnify its directors, officers and employees as follows:
(a) Every director, officer, or employee of the Corporation shall be indemnified by the Corporation against all expenses and liabilities, including counsel fees, reasonably incurred by or imposed upon him in connection with any proceeding to which he may become involved, by reason of his being or having been a director, officer employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of the Corporation partnership, joint venture trust or enterprise, or any settlement thereof, whether or not he is a director, officer, employee or agent at the time such expenses are incurred, except in such cases wherein the director, officer or employee is adjudged guilty of willful misfeasance or malfeasance in the performance of his duties; provided that in the event of a settlement the indemnification herein shall apply only when the Board of Directors approves such settlement and reimbursement as being for the best interests of the Corporation.
(b) The Corporation shall provide to any person who is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of the Corporation, partnership, joint venture, trust or enterprise, the indemnity against expenses of suit, litigation or other proceedings which is specifically permissible under applicable law.
(c) The Board of Directors may, in its discretion, direct the purchase of liability insurance by way of implementing the provisions of this Article V.

                           ARTICLE VI
              CONTRACTS, LOANS, CHECKS AND DEPOSITS

SECTION 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

SECTION 2. Loans. No loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

SECTION 3. Checks, Drafts, Etc. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation, shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

SECTION  4. Deposits. All funds of the Corporation not  otherwise employed  shall be deposited from time to time to the  credit  of
the   Corporation  in  such  banks,  trust  companies  or   other
depositories as the Board of Directors may select.

                           ARTICLE VII
           CEPTIFICATES FOR SHARES AND THEIR TRANSFER

SECTION 1. Certificates for Shares. Certificates representing shares of the Corporation shall be in such form as shall be determined by the Board of Directors.Such certificates shall be signed by the President and by the Secretary or by such other officers authorized by law and by the Board Of Directors so to do, and sealed with the corporate seal. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the Corporation. All certificates surrendered to the Corporation for transfer shall be cancelled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and cancelled, except that in case of a lost, destroyed or mutilated certificate a new one may be issued therefore upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

SECTION 2. Transfer of Shares. Transfer of shares of the Corporation shall be made only on the stock transfer books of the Corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the secretary of the Corporation and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed by the Corporation to be the owner thereof for all purposes. Provided, however, that upon any action undertaken by the shareholders to elect S Corporation status pursuant to Section 1362 of the Internal Revenue Code and upon any shareholders agreement thereto restricting the transfer of said shares so as to disqualify said S Corporation status, said restriction on transfer shall be made a part of the Bylaws so long as said agreement is in force and effect.

                          ARTICLE VIII
                           FISCAL YEAR

The fiscal year of the Corporation shall begin on the 1st day of January and end on the 31st day of December of each year.

                           ARTICLE IX
                            DIVIDENDS

The Board of Directors may from time to time declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provide by law and its Articles of in Corporation.

                            ARTICLE X
                         CORPORATE SEAL

The Board of Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the Corporation and the state of in Corporation and the words, "Corporate Seal."




                             Page 55
                           ARTICLE XI
                        WAIVER OF NOTICE

      Unless otherwise provided by law, whenever any notice is required to be given to any shareholder or director of the Corporation under the provisions of these Bylaws or under the provisions of the Articles of InCorporation or under the provisions of the applicable Business Corporation Act, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.

                           ARTICLE XII
                           AMENDMENTS

These Bylaws may be altered, amended or repealed and new Bylaws may be adopted by the Board of Directors at any regular or special meeting of the Board of Directors.
The above Bylaws are certified to have been adopted by the Board of Directors of the Corporation on the 15 day of July 1997.




/s/ ____________________
Jerry Finberg - Secretary

                             Page 56

                            Exhibit 23

Consent of Lieberman, Goldberg & Drogin, LLP


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the use of our audit dated April 17, 2000 related to the financial statements of Affordable Telecommunications Technology Corporation for the year ended December 31, 1999 in the Annual Report on Form 10-KSB.


/s/ Liebman, Goldberg & Drogin, LLP
-------------------------------------
Liebman, Goldberg & Drogin, LLP