Form 10KSB/A
period 1999-12-31
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2000-04-19
CIK 1074416

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

Securities registered under Section 12            NONE
       (b) of the Exchange Act:             Name or each exchange
        Title of each class                 on which registered

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

As a result, the Company retained the accounting firm of Liebman, Goldberg & Drogin, LLP, 591 Stewart Avenue, Suite 450, Garden City, NY 11530. The reason for the resignation of the former firm, Hilliard & Smith, P.C. was reported in the Form 12b-25, Notifi-cation of Late Filing.

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
CFO and
Director

                                     Page 20

Item 11. Security Ownership of Certain Beneficial Owners
         and Management
--------------------------------------------------------
          As of April 15, 2000, the security ownership of the
following persons and entities, who were either   executive
officers, directors of the Company or were known to the Com-pany to own more than five percent (5%) of the Company's outstanding voting securities was as follows:

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

                  INDEPENDENT AUDITORS' REPORT

                  Independent Auditors' Report



The Board of Directors
Affordable Telecommunications Technology Corporation
 (a development stage company)


We   have   audited   the   balance  sheet   of   Affordable Te-
lecommunications Technology Corporation (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the re-
sponsibility  of  the  Company's   management. Our responsibility
is  to express an opinion on   these   financial statements based
on our audit. The Financial Statements of Affordable Telecommuni-cations Technology Corporation at December 31, 1998 was audited by Hilliard & Smith, P.C., whose report dated February 26, 1999 expressed an unqualified opinion on those statements.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the Financial Statements, the Company has a stockholders' deficit and is dependent upon its ability to continue to raise capital. The Company has also devoted a significant effort to de-velop its retail location and marketing its communication products and services. These facts raise substantial doubts about its ab-ility to continue as a going concern. Management's plans in regard to these matters are described in Note 2.


/s/ Liebman Goldberg & Drogin, LLP
----------------------------------
Liebman Goldberg & Drogin, LLP
Garden City, New York

April 8, 2000

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

      AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999

Notes 4 - Long-Term Debt (Continued):

Due in monthly installments of
$272 capital lease payment,
interest included, payable
through August 2001 for
telephone equipment                                        4,189
Due in  monthly installments of
$15,181 capital lease payment,
interest included, payable
through June 2003 for seven 900
MHZ Base Station 300W Systems                            524,006
Due in monthly installments of
$837 capital lease payment,
interest included, payable
through August 2001 for
computers, fixtures and
equipment                                                 12,496
Due in monthly installments of
$1,621, interest included at
10.75%, payable through October
2003, collateralized by
inventory, accounts receivable
and equipment                                             62,946
                                                         -------
Total                                                    636,426
Less: current maturities                                (148,106)
                                                         -------
   Long-term debt                                      $ 488,320
                                                         =======


Annual maturities of long-term debt are as follows:

For the year ending December 31:

2000                                                    $148,106
2001                                                     163,864
2002                                                     173,866
2003                                                     150,590
                                                         -------
Total                                                   $636,426
                                                         =======

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