Form 10QSB
period 2000-03-31
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2000-05-12
CIK 1074416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-023532

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Texas	76-0548546
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6227 Southwest Freeway, Houston, TX	77074
(Address of principal executive offices)	(Zip Code)

713-988-8884
(Issuer’s telephone number)
_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common Stock, $.01 par value 10,320,538 shares outstanding as of May 8, 2000.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 11

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Balance Sheet – March 31, 2000 (Unaudited).

Statements of Operations - Three Months Ended March 31, 2000 and 1999 (Unaudited).

Statements of Cash Flows - Three months ended March 31, 2000 and 1999 (Unaudited).

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Market Data

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and, Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Because these forward-looking statements involve risks and uncertainties, our actual results may differ materially from those expressed or implied by these forward-looking statements.

All forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements.

This Quarterly Report contains certain estimates and plans related to us and the wireless telecommunications industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know all that our assumptions are accurate. In particular, we do not know what level of growth in the wireless telecommunications industry, and particularly in those markets in which we operate and shall seek to expand.. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for wireless telecommunications and our business may also be wrong. There can be assurances that an of our estimates as to our business growth will be achieved.

Results of Operations

During the three month period ended March 31, 2000, we had revenues of $81,860 compared to revenues of $57,010 during the comparable period of 1999. The increase in revenues by approximately $24,000 during the three month period ended March 31, 2000 as compared to March 31, 1999 is the result of our increased customer base and greater consumer awareness during the first quarter of 2000.

We incurred a net loss of $205,445 ($0.03 per share) during the three month period ended March 31, 2000, compared to a net loss of $109,429 ($0.03 per share) for the comparable three month period in 1999. The primary reason for the increase in our net loss during the first quarter of 2000 compared to the first quarter of 1999 is the increase in professional and legal fees (an increase of approximately $75,000) related to being a public company under the Securities Exchange Act of 1934. In addition, we also increased our advertising expense by approximately $19,000.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material adverse impact on the net sales or revenues or income from our continuing operation. There is an increasing trend toward use of pagers and wireless cellular telephones and other wireless equipment by all segments of the population, including prepaid and regular use. We expect to benefit from this trend in the Texas Gulf Coast market. We also expect increased revenues as a result of the pending completion of the acquisition of Beeper Boutique, and Cameras, Etc. We anticipate that we will benefit from the increased market share in the South Texas and Louisiana area. There are no seasonal aspects that have any material effect on our financial condition or results of operations.

Liquidity and Capital Resources

At March 31, 2000, we had current assets of $313,507, compared to current assets of $84,813 at December 31, 1999, an increase of 270%. The increase in current assets is primarily the result of an increase in cash by approximately $76,000, increase to $72,980 in prepaid expenses, principally representing shares issued in consideration for future services, and an increase to $46,247 in loans and exchanges which represents advances made to Cameras Etc. prior to the closing of the acquisition, which occurred after the end of the quarter ended March 31, 2000 and which will be repaid. We also had an increase in inventory of $20,937 during the first quarter ended March 31, 2000 compared to December 31, 1999.

Our current liabilities of March 31, 2000 were $324,320 which is only an insignificant increase compared to $312,828 at December 31, 1999.

Our non-current liabilities were $525,593 at March 31, 2000 compared to $540,987 at December 31, 1999, which also is not a significant change. Subsequent to the year ended December 31, 1999, and to the end of the quarter ended March 31, 2000, we received $338,450 from private investors in consideration for the issuance of 1,309,602 restricted shares. In addition, we issued 1,190,000 in consideration for services and future services. Subsequent to the end of the quarter ended March 31, 2000, we issued 600,000 shares for services and future services rendered by third party individual consultants and professionals.

We have a pending transaction that is likely to adversely impact our liquidity, at least during the short term. This relates to our planned acquisition of the assets of Beeper Boutique which include retail wireless pager stores and assets related to this business. While we expect in the future that the acquisition of Beeper Boutique stores and their customers will generate a positive cash flow for us, we must also fund our purchase of these assets, with cash and securities as well as pay the ongoing operating expenses.

There is also a trend in the wireless industry toward rapid technological change and development, but such trend should not adversely impact upon resellers and retail operators. As a result, other than the current portion of our long-term and capital leases, we do not know of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity. Our liquidity and ability to fund operations has been the result of operating revenues as well as sales of our securities to private investors.

Obligations to be Assumed see revisions

In connection with the planned acquisition of the assets of Beeper Boutique, under a letter of intent that was amended and revised after the quarter ended March 31, 2000, we have agreed to a purchase price of $560,000 payable to Beeper Boutique which price shall include the assumption of certain liabilities of Beeper Boutique of up to $150,000, including, but not limited to: costs for beeper air time, equipment, carrier charges, utilities among other obligations of Beeper Boutique; all guarantees by Beeper Boutique to customers except for any obligation for the return of merchandise for 30 days after the closing date; and the maintenance of Beeper Boutique's bank accounts including customer deposits. We will also assume assets, which may also be subject to liabilities, for lease obligations, inventory and subscribers of the Beeper Boutique. Prior to the year ended December 31, 1999, we paid Beeper Boutique a $25,000 deposit and an acquisition extension fee of $35,000. The remainder of the purchase price of $350,000 is payable in two promissory notes: a $150,000 note with 12% interest payable at June 15, 2000; and a $200,000 note with 12% interest payable at July 5, 2000. It is our assumption, based upon its recent operations, that Beeper Boutique should continue to have monthly revenues that exceed its expenses, and the operations of Beeper Boutique, upon completion of the acquisition, will cover the obligations referred to above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any litigation that is material.

Item 2. Changes in Security

During the three month period ended March 31, 2000, we issued 2,499,602 shares that were not registered under the Securities Act of 1933, as amended (the "Act"). We relied upon Section 4(2) and the private placement rules under the Act as the basis for the exemption from the registration requirements of the Act. The shares were sold to private investors.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No	Document Description

3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Annual Report on Form 10-KSB for the year Ended December 31, 1999 and incorporated herein by reference)
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended March 31, 2000, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

By: /s/ Steven H. Bethke
Steven H. Bethke, President, Chief Executive Officer and Director
Dated: May 10, 2000
Houston, TX

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the small business issuer and in the capacities and on the dates indicated.

By: /s/ Steven H. Bethke Steven H. Bethke

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

INDEX

Part I Financial Information

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

BALANCE SHEET

UNAUDITED
ASSETS
March 31, 2000
Current Assets:
Cash	$ 81,524
Accounts receivable	31,880
Inventory	80,876
Loans and exchanges	46,247
Prepaid expenses	72,980
Total current assets	313,507

Property and Equipment
Property and Equipment, at cost - net	632,629

Other Assets:
Security deposits	21,739
Acquisition deposits	82,742
Organization expense, at cost - net	3,305
Total other assets	107,786
Total assets	$ 1,053,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Bank loan payable	$ 110,000
Current portion of long term debt and capital leases	148,106
Accounts payable, accrued expenses and taxes payable	66,214
Total current liabilities	324,320
Long-Term Liabilities:
Long term debt and capital leases	480,340
Loans payable - officers'	45,253
Total long-term liabilities	525,593

Total liabilities	849,913

Commitments and Contingencies

Stockholders' Equity
Common stock, $.01 par value per share, 20,000,000 shares authorized, 9,132,938 and 7,133,536
issued and outstanding, respectively	91,329
Additional paid in capital in excess of par value	1,032,646
Accumulated deficit	(884,966)
Treasury stock	(35,000)
Total stockholders' equity	204,009
Total liabilities and stockholders' equity	$1,053,922

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS

For the three months ended March 31,

UNAUDITED
Revenues:	2000	1999
Sales	$ 81,860	$ 57,010

Cost of Sales:
Purchases	51,043	39,273
Gross profit	30,817	17,737
Expenses:
Contract labor	74,753	65,017
Professional fees	78,129	3,244
Bad debts	1,169	-
Fees - other	325	-
Insurance	1,064	-
Rent	10,507	10,064
Office expense	4,921	-
Miscellaneous	4,692	1,011
Maintenance costs	260	92
Automobile expense	3,322	-
Depreciation	12,121	12,123
Utilities	1,881	1,096
Telephone	4,598	3,232
Contributions	1,580	-
Advertising	25,774	6,399
Miscellaneous taxes	2,249	3,404
Amortization expense	254	254

Total expenses	227,599	105,936

(Loss) from operations	(196,782)	(88,199)
Interest expense - net	8,663	21,230
(Loss) before provision for income taxes	(205,445)	(109,429)
Provision for income taxes	-	-

Net (loss)	$ (205,445)	$ (109,429)

(Loss) per share of common stock based upon 7,492,179
and 3,520,800 (weighted average) shares issued, respectively	$ (0.03)	$ (0.03)

FORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

For the three months ended March 31,
Cash Flows from Operating Activities:	2000	1999

Net (loss)	$ (205,445)	$ (109,429)
Adjustment to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization expense	12,375	12,377
Common stock issued for services	88,700	-
(Increase) decrease in accounts receivable	(11,968)	2,141
(Increase) in inventory	(20,937)	(2,442)
(Increase) decrease in deposits and prepaid expense	(119,227)	38,023
(Increase) in security deposits	-	(9,883)
Increase in accounts payable, accrued expenses
and taxes payable	11,493	28,515

Net cash (used in) operating activities	(245,009)	(40,698)

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,485)	-

Net cash (used in) investing activities	(1,485)	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	338,450	34,700
(Decrease) in loans payable	(7,980)	(32,474)
(Decrease) in loan payable - officers'	(7,414)	-

Net cash provided by financing activities	323,056	2,226

Net increase (decrease) in cash	76,562	(38,472)

Cash - January 1,	4,962	53,849
Cash - March 31,	$ 81,524	$ 15,377

Supplemental Disclosures:
Income tax	$ -	$ -
Interest paid	$ 8,663	$ 23,320

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
Non-cash issuance of common stock	$ 88,700	$ -

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

March 31, 2000

Note 1 – Basis of Presentation:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Material Events:

During the three months ended March 31, 2000, the following events occurred:

The Company issued 2,629,602 shares of its common stock. The Company received proceeds of $338,450 for the issuance of 1,309,602 shares. Additionally, the Company issued 1,190,000 shares for current and future services during the quarter ended and 120,000 shares subsequently. Also, during the quarter ended, the Company cancelled the previous issuance of 500,000 shares for services rendered and reissued 240,000 (included in the 1,190,000) to JB Marc Associates to settle a disputed consulting agreement.

During the quarter ended March 31, 2000, the Company extended and renegotiated its bank loan of $110,000. The loan was extended to September 29, 2000 with five monthly payments of $3,654 beginning April 29, 2000 and the balance due September 29, 2000.

Note 3 – Subsequent Events:

On May 3, 2000, the Company acquired all the assets of Intergo Company d/b/a Cameras, Etc. for 400,000 shares of its common stock (restricted). During November and December 1999, the Company advanced $22,742 towards the operations of Intergo which are not being repaid and, therefore, part of the purchase price. During the quarter ended March 31, 2000, the Company advanced an additional $46,247 towards the operations of Intergo which will be repaid by the acquired Company.

Subsequent to the quarter ended March 31, 2000, the Company renegotiated its letter of intent and purchase agreement to acquire the assets of Beeper Boutique, Ltd. The acquisition price has been revised to $560,000 (including the deposits of $25,000 and extension fee payment of $35,000) and the assumption of up to $150,000 of Beeper Boutique’s liabilities. The balance of $500,000 is payable with $150,000 at closing and notes of $150,000 and $200,000 accruing interest at 12% per annum due June 15, 2000 and July 5, 2000 respectively. The previous letter of intent for 1,250,000 shares of the Company’s common stock and certain cash compensation payments was voided in the revised agreement.