Form 10QSB
period 2000-06-30
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2000-08-23
CIK 1074416

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
                                   (Mark one)
            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000

           [    ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-28175

                 AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP.


                                TEXAS 76-0548546


                       6227 SW Freeway, Houston, TX 77074


                                  713-988-8884

          _____________________________________________________________

     (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001 par value 14,483,738 shares outstanding as of July 31, 2000.

                                      INDEX
                       PART I. FINANCIAL INFORMATION
                                                                           Page
Item 1. Consolidated Financial Statements (Unaudited)                        2
Item 2. Management's Discussion and Analysis                                 2

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                    5
Item 2. Changes in Security                                                  5
Item 3. Default Upon Senior Securities                                       5
Item 4. Submission of Matters to a Vote of Security Holders                  4
Item 5. Other Information                                                    6
Item 6. Exhibits and Reports on Form 8-K                                     6

PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999.

     Consolidated Statements of Income ( Loss) for the Six months ended June 30, 2000 and 1999 (Unaudited).

     Consolidated Statements of Cash Flows for the Three months and Six months ended June 30, 2000 and 1999 Notes to Consolidated Financial Statements



              AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

  INDEX

  .......................................................... PAGE NO.

Part I Unaudited Financial Information


      Balance Sheets at June 30, 2000 and December 31, 1999     1

      Statements of Operations for the six months
           ended June 30, 2000 and 1999 ....................    2

      Statements of Operations for the three months
           ended June 30, 2000 and 1999 ....................    3

      Statements of Cash Flows for the six months
           ended June 30, 2000 and 1999 ....................    4


      Notes to Financial Statements ........................    5




              AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                                  BALANCE SHEET
                                     ASSETS
                                   (Unaudited)
                                                                              <C
                                                              December 31,
Current Assets: .......................................        2000        1999
                                                       ------------------------
                                                       ------------------------
      Cash ............................................$     45,936$      4,962
      Accounts receivable .............................      43,092      19,912
      Inventory .......................................     186,091      59,939
      Investment ......................................      73,137        --
      Loans and exchanges .............................      23,242        --
      Prepaid expenses ................................     191,914        --
                                                       ------------------------
                                                       ------------------------
           Total current assets .......................     563,412      84,813
                                                       ------------------------
                                                       ------------------------

Property and Equipment
      Property and Equipment, at cost - net ...........   1,135,126     643,265
                                                       ------------------------
                                                       ------------------------

Other Assets:
      Security deposits ...............................      29,266      21,739
      Acquisition deposits ............................        --        82,742
      Goodwill ........................................     475,786        --
      Organization expense, at cost - net .............       3,051       3,560
                                                       ------------------------
                                                       ------------------------
           Total other assets .........................     508,103     108,041
                                                       ------------------------
                                                       ------------------------
          TTotalAassets ...............................$  2,206,641$    836,119
                                                       ========================
                                                       ========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Bank loan payable ...............................$     99,329$    110,000
      Current portion of long term debt and capital lea     228,182     148,106
      Deferred income .................................     173,550
      Accounts payable, accrued expenses and taxes paya     369,282      54,722
                                                       ------------------------
                                                       ------------------------
           Total current liabilities ..................     870,343     312,828
                                                       ------------------------
                                                       ------------------------
Long-Term Liabilities:
      Long term debt and capital leases ...............     591,224     488,320
      Loans payable - officers' .......................     106,531      52,667
                                                       ------------------------
                                                       ------------------------
           Total long-term liabilities ................     697,755     540,987
                                                       ------------------------
                                                       ------------------------

           Total liabilities ..........................   1,568,098     853,815
                                                       ------------------------
                                                       ------------------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
      Common stock, $.01 par value per share, 20,000,000 shares
           authorized, 12,332,138 and 7,133,536
           issued and outstanding, respectively .......     122,999      71,335
      Additional paid in capital in excess of par value   1,857,801     625,490
      Accumulated deficit .............................  (1,177,257    (679,521)
      Stock subscription receivable ...................    (130,000)       --
      Treasury stock ..................................     (35,000     (35,000)
                                                       ------------------------
                                                       ------------------------
           Total stockholders' equity (deficit) .......     638,543     (17,696)

                                                       ------------------------
                                                       ------------------------
           Total liabilities and stockholders' equity .$  2,206,641$    836,119
                                                       ========================
                                                       ========================

                             See accompanying notes


              AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        For the six months ended June 30,

Revenues: .............................................        2000        1999
                                                       ------------------------
                                                       ------------------------
      Sales ...........................................$    379,973$    120,353

Cost of Sales:
      Purchases .......................................     190,151      72,689
                                                       ------------------------
                                                       ------------------------

Gross profit ..........................................     189,822      47,664
                                                       ------------------------
                                                       ------------------------

Expenses:
      Contract labor ..................................     229,721     137,230
      Professional fees ...............................     137,443       3,235
      Bad debts .......................................       7,656        --
      Fees - other ....................................      78,622        --
      Equipment rental ................................         997        --
      Insurance .......................................       2,907        --
      Donated services ................................        --         2,000
      Rent ............................................      51,137      20,491
      Security ........................................          90        --
      Repairs and maintenance .........................       1,117      11,082
      Office expense ..................................      12,209        --
      Miscellaneous ...................................      24,556       9,165
      Automobile expense ..............................       9,568        --
      Depreciation ....................................      28,373      24,753
      Utilities .......................................       4,638        --
      Telephone .......................................      20,299       7,900
      Contributions ...................................       2,130        --
      Travel & entertainment ..........................         939        --
      Advertising .....................................      48,076      13,408
      Miscellaneous taxes .............................       2,323       7,873
      Amortization expense ............................       2,500        --
                                                       ------------------------
                                                       ------------------------

           Total expenses .............................     665,301     237,137
                                                       ------------------------
                                                       ------------------------

(Loss) from operations ................................    (475,479    (189,473)

           Interest expense - net .....................      22,245      34,616
                                                       ------------------------
                                                       ------------------------

(Loss) before provision for income taxes ..............    (497,724    (224,089)

      Provision for income taxes ......................          12        --
                                                       ------------------------
                                                       ------------------------

Net (loss) ............................................$   (497,736$   (224,089)
                                                       ========================
                                                       ========================

(Loss) per share of common stock based upon 9,732,837
      and 4,113,666 (weighted average) shares issued,  $      (0.05$      (0.05)
      respectively                                     ========================
                                                       ========================

                             See accompanying notes


              AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       For the three months ended June 30,

Revenues: .............................................        2000        1999
                                                       ------------------------
                                                       ------------------------
      Sales ...........................................$    298,113$     63,343

Cost of Sales:
      Purchases .......................................     139,108      33,416
                                                       ------------------------
                                                       ------------------------

Gross profit ..........................................     159,005      29,927
                                                       ------------------------
                                                       ------------------------

Expenses:
      Contract labor ..................................     154,968      72,213
      Professional fees ...............................      59,314          (9)
      Bad debts .......................................       6,487        --
      Fees - other ....................................      78,297        --
      Equipment rental ................................         997        --
      Insurance .......................................       1,843        --
      Donated services ................................        --         2,000
      Rent ............................................      40,630      10,427
      Security ........................................          90        --
      Repairs and maintenance .........................         857      10,990
      Office expense ..................................       7,288        --
      Miscellaneous ...................................      19,864       8,154
      Automobile expense ..............................       6,246        --
      Depreciation ....................................      16,252      12,630
      Utilities .......................................       2,757
      Telephone .......................................      15,701       3,572
      Contributions ...................................         550        --
      Travel & entertainment ..........................         939        --
      Advertising .....................................      22,302       7,009
      Miscellaneous taxes .............................          74       4,469
      Amortization expense ............................       2,246        (254)
                                                       ------------------------
                                                       ------------------------

           Total expenses .............................     437,702     131,201
                                                       ------------------------
                                                       ------------------------

(Loss) from operations ................................    (278,697    (101,274)

           Interest expense - net .....................      13,582      13,386
                                                       ------------------------
                                                       ------------------------

(Loss) before provision for income taxes ..............    (292,279    (114,660)

      Provision for income taxes ......................          12        --
                                                       ------------------------
                                                       ------------------------

Net (loss) ............................................$   (292,291$   (114,660)
                                                       ========================
                                                       ========================

(Loss) per share of common stock based upon 9,732,837
      and 4,113,666 (weighted average) shares issued,  $      (0.03$      (0.03)
      respectively.                                    ========================
                                                       ========================


                             See accompanying notes

              AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        For the six months ended June 30,
Cash Flows from Operating Activities: ............................          2000           1999
                                                                     -----------    -----------
                                                                     -----------    -----------
Net (loss) .......................................................   $  (497,736)   $  (224,089)
Adjustment to reconcile net (loss) to net cash
    (used in) operating activities:
      Depreciation and amortization expense ......................        30,872         24,753
      (Increase) decrease in accounts receivable .................       (23,180)         5,751
      (Increase) in investment ...................................       (73,137)          --
      (Increase) in loans and exchanges ..........................       (23,242)          --
      (Increase) in inventory ....................................      (126,152)       (13,745)
      (Increase) decrease in deposits and prepaid expense ........      (191,914)         3,184
      Decrease in acquisition deposits ...........................        82,742           --
      (Increase) in security deposits ............................        (7,527)          --
      (Increase) in goodwill .....................................      (477,777)          --
      Increase in deferred income ................................       173,550           --
      Increase in accounts payable, accrued expenses
           and taxes payable .....................................       314,560         85,668
                                                                     -----------    -----------
                                                                     -----------    -----------

           Net cash (used in) operating activities ...............      (818,941)      (118,478)
                                                                     -----------    -----------
                                                                     -----------    -----------

Cash Flows from Investing Activities:
      Purchase of property and equipment .........................      (520,234)          --
                                                                     -----------    -----------
                                                                     -----------    -----------

           Net cash (used in) investing activities ...............      (520,234)          --
                                                                     -----------    -----------
                                                                     -----------    -----------

Cash Flows from Financing Activities:
      Proceeds from issuance of common stock .....................     1,283,975        145,058
      (Increase) in subscriptions receivable .....................      (130,000)
      Increase (Decrease) in loans payable .......................       172,309        (64,919)
      Increase in loan payable - officers' .......................        53,864           --
                                                                     -----------    -----------
                                                                     -----------    -----------

           Net cash provided by financing activities .............     1,380,149         80,139
                                                                     -----------    -----------
                                                                     -----------    -----------

Net increase (decrease) in cash ..................................        40,974        (38,339)

Cash - January 1, ................................................         4,962         53,849
                                                                     -----------    -----------
                                                                     -----------    -----------

Cash - June 30, ..................................................   $    45,936    $    15,510
                                                                     ===========    ===========
                                                                     ===========    ===========

Supplemental Disclosures:
      Income tax .................................................   $      --      $      --
                                                                     ===========    ===========
                                                                     ===========    ===========

      Interest paid ..............................................   $    22,245    $    34,616
                                                                     ===========    ===========
                                                                     ===========    ===========

                             See accompanying notes

               AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2000


Note 1 - Basis of Presentation:

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     The results of operations for the six months period and three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Material Events:

     During the three months ended June 30, 2000, the following events occurred:

     The Company issued 3,223,000 shares of its common stock and received proceeds of $304,500 for the issuance of 1,518,000 shares. Additionally, the Company issued 705,000 shares for current and future services during the quarter ended and 1,000,000 shares related to the Company's investments in Cameras and Beeper Boutique. The Company cancelled the issuance of 56,000 shares previously issued in error.

Note 3 - Other Events:

     On May 3, 2000, the Company acquired all the assets of Intergo Company d/b/a Cameras, Etc. for 400,000 shares of its common stock (restricted). During November and December 1999, the Company advanced $22,742 towards the operations of Intergo which were repaid as part of the purchase price.



a.   Cash consideration previously paid $60,000
b.   $10,000 cash payment at closing
c. Note payment $300,000 including principal and interest, accruing at 12% per annum as follows: Beginning June 26, 2000, three (3) monthly payments of accumulated interest only on the 26th day of each month, then beginning in the fourth month, twenty (20) monthly payments of 6673.33 with the balance of principle and interest due May 26, 2002.
d. 500,000 shares of restricted common stock to be registered concurrent with the Company's next registration on or before December 31, 2000.

     Subsequent to June 30, 2000, the Company issued an additional 1,450,000 shares of its common stock, and received proceeds of $280,000.

Item 2. Management's Discussion and Analysis

Forward-Looking Statements; Market Data

     The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

     We make forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and, Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

     This Quarterly Report contains certain estimates and plans related to us and the wireless telecommunications industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know all that our assumptions are accurate. In particular, we do not know what level of growth in the wireless telecommunications industry, and particularly in those markets in which we operate and shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for wireless telecommunications and our business may also be wrong. There can be assurances that an of our estimates as to our business growth will be achieved. Results of Operations

     During the three and six months period ended June 30, 2000, we had revenues of $379,973 and $298,113, respectively compared to revenues of $120,353 and $63,343, respectively during the comparable three and six month periods of 1999. The increase in revenues by approximately $259,620 and $ 234,770 during the three and six month periods ended June 30, 2000 as compared to June 30, 1999 is principally the result of our acquisition of the business of Beeper Boutique as well as. our increased marketing, customer base and greater consumer awareness during the these periods of 2000. See Item 2, Part II, with respect to the acquisition of the of Beeper Boutique. We incurred a net loss of ($0.03 per share) during the three month period ended June 30, 2000 and a net loss of ($0.05 per share) during the six month period ended June 30, 2000. This is compared to a net loss of ($0.03 per share) and ($.05,) respectively for the comparable three and six month period in 1999. The primary reasons for the net loss during the three and six month periods ended June 30, 2000 compared to the same period of 1999 is the result of the acquisition of the business of Beeper Boutique which was concluded on May 31, 2000, increased professional fees in connection with the acquisition and the continued costs related to being a public company under the Securities Exchange Act of 1934 and the issuance of certain shares for services In addition, we also increased our advertising expense by approximately $ 45,000.

     There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material adverse impact on the net sales or revenues or income from our continuing operation. There is an increasing trend toward use of pagers and wireless cellular telephones and other wireless equipment by all segments of the population, including prepaid and regular use. We expect to benefit from this trend in the Texas Gulf Coast market. We also expect continued increased revenues as a result of the completion of the acquisition of Beeper Boutique. We anticipate that we will benefit from the increased market share in the South Texas and Louisiana area. There are no seasonal aspects that have any material effect on our financial condition or results of operations.

     In addition, we are also endeavoring to commence operations in the business of automatic meter reading ("AMR"), which involves use of our existing wireless technology for the purpose of reading utility meters for residential and business customers. This is a new area of growth, we believe, in the South Texas and Louisiana gulf coast market. However, the business of AMR is developing at a modest rate and a the Public Utilities Commission in Texas plans public hearings related to among other issues rates consumers will pay and amounts utilities may recover. We understand that the Texas Public Utilities Commission will consider and evaluate how other states have proceeded on the deregulation of utilities. While there can be no assurance with we will be successful in developing an AMR business in our market, we consider this business to be part of our long-term growth plan. We may consider whether to proceed with an AMR business by acquisition or through internal development, based upon our evaluation of the growth potential and the resources available to us.

Liquidity and Capital Resources

     At June 30, 2000, we had current assets of $ 563,412, compared to current assets of $84,813 at December 31, 1999, an increase of 564%. The increase in current assets is primarily the result of an increase in liquid assets of approximately $ 190,000, increase to $ 191,914 in prepaid expenses, principally representing shares issued in consideration for future services, and an increase of $69,405 in loans payable. Inventory increased $ 126,152 during the period ended June 30, 2000 which represented additional inventory for sale from our two acquisitions. Our current liabilities at June 30, 2000 were $870,343 which is an increase of $ 557,515 representing additional liabilities acquired as part of our acquisitions.

     Our non-current liabilities were $ 697,755 at June 30, 2000 compared to $540,987 at December 31, 1999. The increase is principally the result of the acquisition of Beeper Boutique, which acquisition included the issuance of one promissory note in the amount of $300,000.00 with a maturity of two years.

     We have completed the acquisition of Beeper Boutique, a transaction that is likely to adversely impact our liquidity, at least during the short term. This acquisition of the Beeper Boutique, which operates __ retail wireless pager stores and assets related to this business, should in the future increase our liquidity, with positive cash flow from operations. However, we are obligated to fund our purchase of the Beeper Boutique, with cash and securities as well as pay the ongoing operating expenses.

     We have during the six month period ended June 30, 2000 and thereafter used proceeds from the sale of restricted securities and to a lesser extent cash flow from operations to fund our business, and our acquisitions to date. We believe that for the foreseeable future, will will continue to use our securities to fund additional acquisitions and for pursuing our growth, until such time as our cash flow from operations is sufficient, although there can be no assurance that we will be able to continue to raise debt or equity capital at terms satisfactory to us, or that our cash flow from operations will become sufficient to fund future growth. During the six months ended June 30, 2000 and through the date of this report, we have raised $ 280,000 to private investors.

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

     In connection with the acquisition of the Beeper Boutique, for consideration of $560,000 , our liabilities increased by approximately $300,000 during the period ended June 30, 2000 from the prior quarter. This is proncipally due to the liabilities of Beeper Boutique for among other things: beeper air time, equipment, carrier charges, utilities among other obligations of Beeper Boutique, all guarantees by Beeper Boutique to customers; and the maintenance of Beeper Boutique's bank accounts including customer deposits. Prior to the year ended December 31, 1999, we paid Beeper Boutique a $25,000 deposit and an acquisition extension fee of $35,000. In addition to the payments prior to the year ended December 31, 1999, we paid $10,000 in cash on the date of closing of the Purchase Agreement. The remainder of the purchase price of $560,000 was payable by the issuance of 500,000 shares of restricted common stock and one promissory note of $300,000 with 12% interest payable beginning June 26, 2000. See Exhibit __, the Purchase Agreement of the Beeper Boutique. It is our assumption, based upon its recent operations, that Beeper Boutique should continue to have monthly revenues that exceed its expenses, and the operations of Beeper Boutique, will satisfy our obligations under the note referred to above.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Under FAS 133, gains or losses resulting from changes in the values of derivatives are to be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company is required to adopt FAS 133 in the first quarter of 2001. To date, the Company has not engaged in any foreign currency or interest hedging activities and does not expect adoption of this new standard to have a significant impact on the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The implementation of SAB 101 did not have a material effect on our financial position or results of operations. In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). This Interpretation clarifies the definition of "employee" for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees (`APB 25'), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the impact of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE SENSITIVITY

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2000, all of our cash and cash equivalents were in money market and checking funds.

OTHER RISK FACTORS

     OUR FAILURE TO MANAGE OUR GROWTH COULD HARM OUR ABILITY TO RETAIN AND GROW OUR CUSTOMER BASE AND EXPAND OUR BUSINESS SERVICES.

     We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Failure to manage our future growth effectively could harm our ability to retain and grow our customer base and expand our business services which would materially and adversely affect our business, prospects, operating results and financial condition.

     BECAUSE OUR CUSTOMER ACQUISITION COSTS ARE HIGH, IF WE FAIL TO RETAIN CUSTOMERS LONG ENOUGH TO PAY BACK OUR UP FRONT INVESTMENT, WE MAY NOT ACHIEVE AND/OR MAINTAIN PROFITABILITY.

     Our customer acquisition costs comprise a significant portion of our operating costs, including advertising, customer care and customer service on an on-going basis. Because of our significant up-front investment in each customer, if our customers terminate their relationships with us before we recover our up front costs, we may fail to generate a profit from such customers. In addition, if we fail to reduce our customer acquisition costs, including by increasing the efficiency of our customer care organization and reducing the costs associated with the development and offering of new services, our operating results will suffer.

     OUR GROWTH DEPENDS ON OUR ABILITY TO HIRE AND RETAIN HIGHLY QUALIFIED EMPLOYEES AND EXECUTIVES.

     The loss of the services of any of our management team, all but one of whom are at-will employees, or the failure to attract and retain additional key employees could harm the continued deployment of our services, the marketing of our services and the development of new services, our brand and our strategy. Our future growth and ability to sustain this growth depend upon the continued service of our officers and other key sales, operations, marketing and support personnel

     OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY FROM PERIOD TO PERIOD WHICH MAY CAUSE OUR STOCK PRICE TO BE EXTREMELY VOLATILE. WE MAY ALSO FAIL TO MEET OR EXCEED THE EXPECTATIONS OF INVESTORS, CAUSING OUR STOCK PRICE TO DECLINE.

     Our operating results are likely to fluctuate significantly in the future on a quarterly and an annual basis due to a number of factors, many of which are outside our control. If we experience such fluctuation, we may fail to meet or exceed the expectations of investors, causing our stock price to decline or fluctuate from time to time.

     WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL IN THE FUTURE TO SUPPORT OUR GROWTH, AND EVEN IF WE ARE ABLE TO RAISE ADDITIONAL CAPITAL, IT MAY BE ON UNACCEPTABLE TERMS, MAY DILUTE YOUR OWNERSHIP OR MAY RESTRICT OUR FLEXIBILITY IN RUNNING OUR BUSINESS.

     We intend to seek additional financing in the future to fund the growth of our operations, including funding the significant capital expenditures and working capital requirements necessary for us to complete our business plan. In order to accomplish this business plan, we must expand our network into geographic areas throughout the country, beginning with major markets in Texas, the Gulf Coast and elsewhere, establish relationships with local vendors in those areas and launch targeted marketing campaigns in those regions. If we are unable to raise additional capital or are able to raise capital only on unfavorable terms, we may not be able to complete our business plan which presently contemplates further acquisitions of existing businesses across the country, develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any or all of which could hurt our ability to support our growth.

     THE SCALABILITY, RELIABILITY AND SPEED OF THE NETWORKS WE RELY UPON MAY NOT SATISFY CUSTOMER DEMAND.

     We may not be able to meet our projected customer numbers while achieving and maintaining superior performance. This risk will continue to exist as long as we expand our services geographically to increasing numbers of customers. Our failure to achieve our performance goals, for a number of reasons including the reliability and inter-operability of the networks we utilize, would significantly reduce customer demand for our services, resulting in decreased revenues and the inability to build our business as planned.

     AT PRESENT, WE CANNOT PROVIDE OUR SERVICES UNLESS OUR ACCESS PROVIDERS SUPPLY US WITH RELIABLE WIRELESS CONNECTIONS AND COOPERATE WITH US FOR THE TIMELY PROVISION OF CONNECTIONS FOR OUR CUSTOMERS.

     We must obtain wireless connections from telephone companies and new competitive carriers and have their continuing cooperation for the timely provision of wireless connections for our customers in order for us to provide our services. Wireless communications service uses the lines provided by local, regional and national communications carriers, which are under the control of well-established telephone companies and new competitive carriers and requires a special connection from our network to the telephone lines. We rely on them to provide us with these connections, and if we were unable to use and pay the costs of these connections, we would not be able to provide our customers with our services. An inability to obtain adequate and timely access to wireless connections on acceptable terms and conditions from these telephone companies and competitive carriers and to gain their cooperation in the timely provision of such connections for our customers could harm our business, as could their failure to properly maintain the connections we use.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we may be involved in litigation that arises in the normal course of our business operations. We are presently a defendant in a pending suit commenced by Information Leasing Corporation in District Court, Ohio. The suit is for collection on the sale of two-way wireless communication equipment purchased by the Company in a joint venture with Link-2 Communications, a Texas corporation with headquarters in Houston. While we believe that we have meritorious defenses to the action, because of certain technical difficulties related to the equipment, which we claimed in a counter suit filed in District Court in Houston, TX, we are presently seeking to settle the suit and counterclaim at terms acceptable to the Company. In connection with the settlement, as contemplated, a third private investor will deliver shares of a public company, not affiliated with us, which will be liquidated to pay a sum to be determined, and we will issue restricted shares of our common stock to the third party, in an amount also to be determined. We do not believe that the settlement will have a material adverse effect upon us or our operations.

Item 2. Changes in Securities

     During the three month period ended June 30, 2000, we issued ______ shares that were not registered under the Securities Act of 1933, as amended (the "Act"). We relied upon Section 4(2) and the private placement rules under the Act as the basis for the exemption from the registration requirements of the Act. The shares were sold to private investors.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit No.                     Document Description

 3(i)      Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's
3(ii) Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and
  10       Material Contracts-Beeper Boutique Asset Purchase Agreement
  27       Financial Data Schedule

(b) Form 8-K.

     During the quarter ended June 30, 2000, we file a Report on Form 8-K dated June 14, 2000. This report is incorporated by reference.

                                   SIGNATURES

     In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

By: /s/ Steven H. Bethke
Steven H. Bethke President, Chief Executive Officer and Director
Dated: August   , 2000
Houston, TX