Form 10QSB
period 2000-09-30
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2000-11-20
CIK 1074416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 0-28175

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP.
(Exact name of small business issuer as specified in its charter)

TEXAS	76-0548546
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6227 SW Freeway, Houston, TX	77074
(Address of principal executive offices)	(Zip Code)

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
Common Stock, $.001 par value, 23,623,338 shares outstanding as of November 20, 2000.
Transitional Small Business Disclosure Format: Yes __ No X
Page 1 of 13

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999.

	September 30, 2000	December 31, 1999
ASSETS
CURRENT ASSETS
Cash	$131,379	$4,962
Accounts receivable	49,360	19,912
Inventory	232,131	59,939
Loans and exchanges	100,000	-
Prepaid expenses	143,611	-
TOTAL CURRENT ASSETS	656,481	84,813

PROPERTY AND EQUIPMENT	1,109,113	643,265

OTHER ASSETS
Security deposits	32,159	21,739
Acquisition deposits	-	82,742
Goodwill	479,647	-
Organization expense, at cost-net	2,797	3,560
TOTAL OTHER ASSETS	514,603	108,041
TOTAL ASSETS	$2,280,197	$836,119

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Bank loan payable	$94,083	$110,000
Current portion of long-term debt and capital leases	122,703	148,106
Deferred income	150,390	-
Accounts payable, accrued expenses and taxes payable	247,170	54,722
TOTAL CURRENT LIABILITIES	614,346	312,828

LONG-TERM LIABILITIES
Long-term debt and capital leases	197,039	488,320
Loans payable-officers'	94,974	52,667
TOTAL LONG-TERM LIABILITIES	292,013	540,987

SHARE ISSUANCE IN EXCESS OF AUTHORIZED SHARES	62,894	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 20,000,000 and shares authorized;
20,000,000 and 7,133,536 shares issued and outstanding	200,000	71,335
Additional paid-in capital	2,695,229	625,490
Accumulated deficit	(1,549,285)	(679,521)
Treasury stock	(35,000)	(35,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,310,944	(17,696)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,280,197	$836,119
See accompanying notes.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Statements of Operations for the Nine and Three Month Periods ended September 30, 2000 and 1999 (Unaudited).

	For the	For the	For the	For the
	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
REVENUES
Sales	$925,061	$212,531	$ 545,088	$92,178
Cost of sales	460,820	124,254	270,669	51,565
GROSS MARGIN	464,241	88,277	274,419	40,613

EXPENSES
Contract labor	483,520	203,041	253,799	65,811
Professional fees	192,479	7,201	55,036	3,966
Bad Debts	12,835	-	5,179	-
Fees-other	106,245	-	27,623	-
Equipment rental	2,054	-	1,057	-
Insurance	9,307	450	6,400	450
Donated services	-	2,000	-	-
Rents	147,453	31,137	96,316	10,646
Security	1,093	-	1,003	-
Repairs and maintenance	7,194	11,082	6,077	-
Office expense	30,779	-	18,570	-
Miscellaneous	53.481	12,371	28,925	3,206
Automobile expense	15,719	-	6,151	-
Depreciation	55,887	37,680	27,514	12,927
Utilities	19,405	-	14,767	-
Telephone	54,682	8,125	34,383	225
Contributions	2,130	-	-	-
Travel and entertainment	8,856	-	7,917	-
Advertising	65,504	19,132	17,428	5,724
Miscellaneous taxes	9,603	13,445	7,280	5,572
Amortization expenses	8,893	-	6,393	-
TOTAL EXPENSES	1,287,119	345,664	621,818	108,527

(LOSS) FROM OPERATIONS	(822,878)	(257,387)	(347,399)	(67,914)

OTHER INCOME (EXPENSE)
Interest expense-net	46,873	5,540	24,628	(29,076)

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(869,751)	(262,927)	(372,027)	(38,838)

PROVISION FOR INCOME TAXES	12	-	-	-

NET (LOSS)	$(869,763)	$(262,927)	$(372,027)	$(38,838)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)	12,062,520	7,133,536	16,449,172	7,133,536

BASIC NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.07)	$(0.04)	$0.00	$(0.00)
See accompanying notes.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Statements of Cash Flows for the Nine Month Periods ended September 30, 2000 and 1999 (Unaudited).

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (869,763)	$(262,927)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation and amortization expense	63,280	12,680
(Increase) decrease in accounts receivable	(29,448)	(16,424)
(Increase) in loans and exchanges	(100,000)	-
(Increase) in inventory	(172,192)	660
(Increase) decrease in deposits and prepaid expense	(143,611)	53,184
(Increase) in security deposits	(10,420)	4,499
(Increase) decrease in acquisition deposits	82,740	(98,221)
(Increase) in goodwill	(487,777)	-
Increase in deferred income	150,390	-
Increase (decrease) accounts payable, accrued expenses and taxes payable	192,448	30,430
NET CASH (USED IN) OPERATING ACTIVITIES	(1,324,353)	(276,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(520,234)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(520,234)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,198,404	218,808
Proceeds from issuance of shares in excess of authorized shares	62,894	-
(Decrease) in loans payable	(332,601)	(80,052)
Increase in loan payable-officers'	42,307	113,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,971,004	252,456

NET INCREASE (DECREASE) IN CASH	126,417	(23,663)

CASH - BEGINNING OF PERIOD	4,962	53,849

CASH - ENDING OF PERIOD	$131,379	$30,186

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Income tax	$-	$-
Interest paid	$46,873	$13,571

In addition to amounts reflected above, common stock was issued for:
Shares issued for services	$3,000	$-
Settlement of debt	$ 424,006	$ -
See accompanying notes.

NOTES TO FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 2000

Note 1 - Basis of Presentation:

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months and three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Material Events:

During the three months ended September 30, 2000 the following events occurred: The Company issued and sold 6,245,000 shares of its common stock to private investors and received proceeds of $1,037,306 . Additionally, the Company issued 300,000 shares for current and future services, and issued 1,800,000 shares in a non-cash transaction in settlement of debt.

Note 3 - Other  Events:

(1) During the quarter ended September 30, 2000 the Company settled a legal action between the Company, Information Leasing Corporation and Eagle Wireless International related to the equipment used in the Company's Automatic Meter Reading business. The settlement involved the issuance of 1,800,000 restricted shares having a value of $ 424,006 at the date of issuance.

(2) During the three month period ended September 30, 2000, the Company  issued a total of 8,345,000 shares that were not registered under the Act. 6,245,000 shares were issued in sales to private investors, 300,000 shares were issued to consultants for current and future services and 1,800,000 shares were issued in settlement of debt. As a result of these transactions and after September 30, 2000 the Company had issued and outstanding 3,623,338 shares in excess of its authorized 20,000,000 shares of common stock. The Company is calling a special meeting of shareholders to approve, among other proposals, an increase in the number of  authorized shares of common stock.

(3) Subsequent to September 30, 2000 the Company issued an additional 2,689,600 shares of its common stock and received proceeds of $145,000. As a result of the issuance of 3,626,338 shares in excess of  the Company's authorized common stock of 20,000,000 shares, the Company has a liability of $62,894.

Item 2. Management’s Discussion and Analysis

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

This Quarterly Report contains certain estimates and plans related to us and the wireless telecommunications industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know all that our assumptions are accurate. In particular, we do not know what level of growth in the wireless telecommunications and digital equipment industry, and particularly in those markets in which we operate and shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for wireless telecommunications and our business may also be wrong. There can be assurances that an of our estimates as to our business growth will be achieved.

Results of Operations

During the three and nine month periods ended September 30, 2000 we had revenues of $545,088 and $925,061, respectively, compared to revenues of $92,178 and $212,531 for the comparable three and nine month periods of 1999. The increase in revenues during the three and nine month periods ended September 30, 2000 as compared to September 30, 1999 is principally the result of our acquisition of the business of Beeper Boutique and its nine retail locations, the acquisition of digital imaging equipment business of Camera's Etc., and the increase in our line of products and services.

We incurred a net loss of  $372,027 ($0.02 per share) and $869,763 ($0.07 per share) during the three month and nine month periods ended September 30, 2000  compared to a net loss of $38,838 ($0.01 per share) and $262,927 ($0.04 per share)  for the comparable three and nine month periods of 1999. The primary reasons for the net losses during the three and nine month periods ended September 30, 2000 compared to the same periods of 1999 is the result of the acquisition of the business of Beeper Boutique and the integration of its operations and the increased professional fees in connection with the acquisition. The expansion of our business also resulted in the substantial increase in the use of contract labor. Our contract labor expense for the three and nine month periods ended September 30, 2000 were $253,799 and $483,520 compared to $65,811 and $203,041 for the three and nine month periods ended September 30, 1999. Our increase in contract labor relates directly to our increase in revenues and the expansion in our operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material adverse impact on the revenues or anticipated income from our continuing operation. There is an increasing trend toward use of wireless telecommunications equipment and services, including cellular telephones, pagers and other wireless equipment, by all segments of the population, including prepaid and regular use. We expect to benefit from this trend in the Texas Gulf Coast market which includes areas in both Southwest Texas and Louisiana. We also expect continued increased revenues as a result of the completion of the acquisition of the business and operations Beeper Boutique and certain economies resulting from our consolidation of the corporate offices and back office operations of Beeper Boutique into those of the Company at 6227 Southwest Freeway, Houston, TX.  We continue to evaluate new locations for our retail stores and may move certain stores to higher traffic locations to take advantage of the increased consumer awareness of our business and name in our markets. The wireless communications business is not subject to any seasonal aspects.

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

Liquidity and Capital Resources

At September  30, 2000 we had current assets of $656,481 compared to current assets of $84,813 at December 31, 1999, an increase of   674%. The increase in current assets is primarily the result of an increase in cash of  $126,422 and an increase in inventory of $172,192. The increase in inventory is the result of our acquisition of the assets of Beeper Boutique and its nine retail store locations and our overall increase in product lines. We expect that this increase in inventory, which had a negative impact on our cash flow during the quarter ended September 30, 2000, will support our increase in sales during the fourth quarter and subsequent periods.  In addition, prepaid expenses increased by $143,611 and loans and exchanges increased by $100,000.

Our current liabilities at September 30, 2000 were $614,346, a decrease of $255,997 from current liabilities of $870,343 at June 30, 2000 and an increase of $301,518 from current liabilities of  $312,828 at December 31, 1999. The decrease from June 30, 2000 to September 30, 2000 is the principally the result of the reduction of our current portion of the capital lease obligations.

We have completed the acquisition of Beeper Boutique, a transaction that is likely to adversely impact our liquidity in the short term. The acquisition of the assets and business of Beeper Boutique and its nine retail stores and the positive cash flow that we anticipate from this acquisition should in the future improve our cash flow from operations. However, we are obligated to fund our purchase of the Beeper Boutique with cash and securities as well as pay the ongoing operating expenses.

During the three months ended September 30, 2000  we raised $2,261,298 through the sale of  shares to private investors, which shares were not registered under the Securities Act of 1933, as amended (the "Act"). The proceeds from such sales were utilized principally for working capital and to pay capital lease obligations. In addition, during the quarter ended September 30, 2000 we issued 1,800,000 restricted shares to a third party in exchange for shares of another public company unrelated to us. These shares were sold and the proceeds were used to settle a legal proceeding involving the Company, Information Leasing Corporation and Eagle Wireless International. Our issuance the 1,800,000 restricted shares was also based upon the exemption provided in Section 4 (2) under the Act.

During and subsequent to the end of the quarter ended September 30, 2000 we issued and sold restricted shares to private investors and issued shares to settle a legal proceeding. As a result of these transactions and through inadvertence, we issued approximately  3,623,338 shares in excess of our authorized capital stock of 20,000,000 shares of common stock. See Item 4, Part II below with respect to our filing of a proxy statement on Schedule 14A under the Exchange Act for a special meeting of shareholders in December 2000 for among other purposes approving an increase in our authorized shares of common stock. The affirmation vote by shareholders at the special meeting will result in the ratification of the issuance of shares in excess of our authorized capital stock, and will also provide additional shares of common stock for our corporate purposes including potential future acquisitions. Also see the Notes to Financial Statements.

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

OUR GROWTH DEPENDS ON OUR ABILITY TO HIRE AND RETAIN HIGHLY QUALIFIED EMPLOYEES AND EXECUTIVES.

The loss of the services of any of our management team, all but one of whom are at-will employees, or the failure to attract and retain additional key employees could harm the continued deployment of our services, the marketing of our services and the development of new services, our brand and our strategy. Our future growth and ability to sustain this growth depend upon the continued service of our officers and other key sales, operations, marketing and support personnel.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises in the normal course of our business operations. We are presently not a party to any litigation that could have a material adverse impact on our operations. During the quarter ended September 30, 2000 we settled a legal action between the Company, Information Leasing Corporation and Eagle Wireless International related to the equipment used in our Automatic Meter Reading business. The settlement involved the issuance of 1,800,000 restricted shares having a value of $424,006 at the date of issuance.

Item 2. Changes in Securities

During the three month period ended September 30, 2000, we issued a total of 8,345,000 shares that were not registered under the Act. 6,245,000 shares were issued in sales to private investors, 300,000 shares were issued to consultants for services and 1,800,000 shares were issued in settlement of debt. We relied upon Section 4(2) under the Act as the basis for the exemption from the registration requirements of the Act. See Item 1 of Part II above.  Reference is also made to Item 4 below with respect to our intention to call a special meeting of shareholders to approve, among other proposals, an increase in our number of  authorized shares of common stock. See also Note 3 to the Notes to Financial Statements.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None. However, it is our intention to file a proxy statement on Schedule 14A under the Exchange Act with respect to a special meeting of shareholders for among other purposes the election of officers, ratification of the appointment of independent auditors and the approval of articles of amendment to our articles of incorporation to increase the number of our authorized shares of common stock and to authorize the issuance of shares of preferred stock. The preliminary proxy statement on Schedule 14A is anticipated to be filed with the SEC within ten days of the filing of this Quarterly Report on Form 10-QSB.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description

3(i)	Articles of Incorporation (filed as Exhibits 3.1, 3.2 and 3.3 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit 3.4 to the Company's Registration Statement on Form 10-SB and incorporated herein by reference)
27	Financial Data Schedule

(b) Form 8-K.

During the quarter ended September 30, 2000 we did not file any Report on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

By: /s/ Steven H. Bethke
Steven H. Bethke President, Chief Executive Officer and Director
Dated: November 20, 2000
Houston, TX