Form 10QSB/A
period 2000-09-30
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2000-11-21
CIK 1074416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB/A
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

During the three months ended September 30, 2000  we raised $1,037,306 through the sale of  shares to private investors, which shares were not registered under the Securities Act of 1933, as amended (the "Act"). The proceeds from such sales were utilized principally for working capital and to pay capital lease obligations. In addition, during the quarter ended September 30, 2000 we issued 1,800,000 restricted shares to a third party in exchange for shares of another public company unrelated to us. These shares were sold and the proceeds were used to settle a legal proceeding involving the Company, Information Leasing Corporation and Eagle Wireless International. Our issuance the 1,800,000 restricted shares was also based upon the exemption provided in Section 4 (2) under the Act.

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