Form 10KSB
period 2000-12-31
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2001-04-03
CIK 1074416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1994
For the transition period from _______ to _______

COMMISSION FILE NUMBER: 0-28175

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
(Name of small business issuer in its charter)

Texas	76-0548546
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6227 South West Freeway, Houston, TX	77074
(Address of Principal Executive Offices)	(Zip Code)

(713) 988-8884
(Issuer's telephone number)

Securities registered under Section 12 (b) of the Act: NONE
(Title of class)

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $.001
(Title of class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to the filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Issuer’s revenues for its most recent fiscal year: $1,512,291

As of March 28, 2001 there were 48,555,070 shares of the issuer's Common Stock issued and outstanding. Affiliates of the Issuer own 4,700,000 shares of the Issuer’s issued and outstanding common stock and the remaining 43,855,070  shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at March 30,2001 was $3,289,130.25, based on the closing bid price of $0.075 on such date. (*)

DOCUMENTS INCORPORATED BY REFERENCE:
There are documents incorporated by reference in this Annual Report on Form 10-KSB, which are identified in Part III, Item 13.
(*) Affiliates for the purposes of this Annual Report refer to the officers, directors and/or persons or firms owning 5% or more of Issuer’s common stock, both of record and beneficially.

TABLE OF CONTENTS

PART I
Item 1. Description of Business.	2
Item 2. Description of Property.	11
Item 3. Legal Proceedings.	12
Item 4. Submission of Matters to a Vote of Security Holders.	12

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.	12
Item 6. Management's Discussion and Analysis of Financial Conditions and Results of	14
Operation.
Item 7. Financial Statements.	17
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial	27
Disclosure.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons;	27
Compliance with Section 16(a) of the Exchange Act.
Item 10. Executive Compensation.	28
Item 11. Security Ownership of Certain Beneficial Owners and Management.	28
Item 12. Certain Relationships and Related Transactions.	29
Item 13. Exhibits and Reports on Form 8-K.	29

PART I

Some of the statements contained in this Form 10-KSB for Affordable Telecommunication Technology Corporation ("ATTP" or the"Company"), discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. The term "ATTP" or the "Company" refers to Affordable Telecommunication Technology Corporation and its consolidated subsidiaries, as applicable. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions.

FORWARD LOOKING STATEMENTS:

THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY AFFORDABLE TELECOMMUNICATION TECHNOLOGY CORPORATION ("ATTP" OR THE "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-KSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE.

ITEM 1. DESCRIPTION OF BUSINESS.

Organization

Affordable Telecommunications Technology Corporation, a Texas corporation, a development stage company, was incorporated on July 10, 1997. The Company is engaged in the business of serving as a reseller and provider of wireless telecommunications services, paging services and related services. The Company, on October 12, 1999, entered into a letter of intent with Beeper Boutique, which owned and operates eight stores in Texas and Louisiana, and had a customer base of over 19,000 pager subscribers. The Company disclosed this transaction in its Form 8-K Report filed on June 14, 2000, reflecting that the transaction involved an asset purchase, which agreement was included as an exhibit entitled "Sale and Purchase Agreement". The Beeper Boutique transaction was  completed effective on May 31, 2000 and was amended effective as of the same date to provide for the purchase of all the capital stock of Beeper Boutique. In addition, the Company acquired the assets of Intergo Co., d/b/a Camera's Etc., on April 1, 2000. Camera's Etc. operated a single retail store, principally engaged in the sale of a wide variety of traditional and new digital photo equipment, to business and individual customers. The acquisitions of Beeper Boutique and Camera's Etc. permitted the Company to expand its service and customer base, increase its product lines, enjoy certain economies of scale, and be able to provide service from six different wireless carriers to a larger customer base.

The Company presently operates 10 retail stores in the Houston market under the name "The Wireless Store" and 1 store under the name "Camera's Etc. The market for its telecommunication products and services principally is the Texas Gulf Coast area as is its photographic and digital equipment business. The discussion of the business and operations of Company include that of Beeper Boutique and Camera's Etc., which are sometimes collectively referred to herein as the "Company or "we", "us", "its", and  "our", among other descriptive words.

See "Business of the Company" below.

Business of the Company - Principal Products, Services and Markets

Affordable Telecommunications Technology Corporation, a development stage company, has been in business since 1997. The Company first began to generate operating in the third quarter of fiscal 1998, following the opening of its first retail store on September 1, 1998. With its May 2000 acquisition of Beeper Boutique, the Company expanded its business into paging sales and services, offering pre-paid paging services under a wide variety of plans. The Company presently markets and sells both prepaid and post-paid (regular billing) wireless telecommunications and paging products and services, primarily in the Texas Gulf Coast area, through its 10 retail store locations. The Company also operates one Camera's Etc. retail store which offers a complete line of traditional photo equipment and new digital imaging equipment.

During the past five years, banks and retail stores have made a strong push to expand consumer credit, and lowering credit requirements. As a result, as institutions and retail outlets extended credit to certain people with lower credit standing, and many persons now are seeking means other than credit to secure and maintain telecommunications services through the use of pre-paid cellular and paging equipment, which the Company provides. The Company also provides traditional cellular and paging services to customers with credit and we are expanding our sales and services.

With such a large number of prospects for prepaid cellular and paging services, that number has increased with the slowing of the US economy. The Company believes that it is well-placed by virtue of its locations and the business experience of its management, to generate increasing revenues by pursuing the potential untapped market for these services among persons and firms without adequate credit could be substantial. According to GTE MobilNet, eight out of ten new applicants for service require a deposit as a condition of sale of service. Yet, of these eight applicants, only one pays the deposit, while the seven customers who did not or could not pay the deposit, or approximately 2 million customers within GTE’s Houston service are potential users of prepaid cellular telephone service and the paging services offered by the Company.

The Company believes that the primary source of new entrants into its market area will be firms engaged in providing PCS to cellular customers. Unlike current analog cellular technology that has offered by AT&T, GTE MobileNet and Houston Cellular Telephone Company, PCS transmits data by using digital technology. Digital PCS technology has advantages over analog cellular such as incoming caller ID, clearer voice quality, and an ability to serve a larger number of users simultaneously.

At present we have contracts to market the wireless service from the following wireless telecommunications service providers: Nextel, Sprint PCS and Sprint Broadband, Bell South Wireless, Voice Stream Wireless, Houston Cellular Telephone Company, Page-Mart, Comsat Mobile Communications, US Unwired, American Wireless, Arch Communications and Globalstar Telecommunications Co. We offer Globalstar Telecommunications satellite phone, which includes the Globalstar handsets, accessories and service. The Globalstar service provides customers with satellite telephone service worldwide and is distributed and marketed throughout North America, with the Company now offering this satellite communication service throughout Texas. We continue to add carriers as the market expands and our customers request additional wireless products and services.

We are also pursuing potential ventures to establish one-way and two-way paging, messaging and data service over a network throughout Texas so that the Company will be able to provide Automatic Meter Reading service (AMR) in its market. This service will enable local utility providers to read customer’s meters without physical entry into a residence or business. This AMR system is presently in a test period in Southeast Texas, and the Company believes that the test will be successful and lead to new revenue streams for the Company. The technology for the AMR service was developed in Israel and has proven successful in reducing costs for the utility users of such service. AMR is also being marketed in other regions in the US. There can be no assurance that we will be successful in developing the AMR business or, if it does develop, that such business will generate significant revenues or be profitable. See "Legal Proceedings", Item 3 Part I below.

In order for us to continue to expand our market and customer base, we continue expanded its products and services offering the same to both prepaid and regular customers, and believes that this should enable the Company to appeal to market segments including small business and middle-and-upper income users. The Company initially offered its products and services primarily to individuals who could not obtain adequate credit for service from major telecommunication providers on satisfactory terms.

In addition, the Company offers paging, messaging and information products and services through third party networks, including PageMart and Bell South Wireless Data.

Distribution Methods of the Products and Services

We presently utilize two principal methods, for the distribution of our products and services in the Texas Gulf Coast market, as described below. We plan to further develop multiple distribution channels in our market(s) to enable us to provide more effective and extensive marketing of products and services, which should also reduce its reliance on any single distribution source. Our present distribution methods for products and services are (i) direct retail distribution and (ii) agreements with third party independent distributors/dealers of wireless cellular services and products.

In addition, we  are actively seeking to increase our new customer base through the establishment of new retail locations, which plan we are implementing in the 2001 calendar year, and improving our efficiencies by consolidating the back-offices of Beeper Boutique with that of the Company and evaluating each retail store location on a performance basis.  While dealer and direct sales channels remain important components of the Company’s growth strategy, the Company believes that retail stores produce the best combination of lower customer acquisition costs and higher retention rates. As we concentrate our efforts on our best performing retail locations, there should be improved margins and profitability. See the discussion below with respect to "Retail Sales"

Retail Sales

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

Dealers

The Company currently has dealer agreements with six large wireless dealers as well as smaller Houston wireless communication dealers, offering wireless services including paging and PCS. In exchange for a wholesale price on activation’s and airtime, these dealers solicit customers for the Company’s prepaid cellular service. These agreements increase sales volume for the dealers and provide a valuable source of new customers for the Company.

Direct Sales

The Company has adopted plans to commence distribution of its products and services through a direct sales force, with the primary area covering the Houston and Texas Gulf Coast area, which should increase its ability to achieve and maintain a higher customer base.

The Company primarily uses its retail stores for the distribution and sale of the telecommunication products and services presently being offered. The Company also intends to enter into dealer agreements with third parities who are established dealers of cellular products and services in its market in Texas, for the purpose of expanding its potential for sales and marketing of such products and services.

Status of any publicly announced new Products or Service

The status of all publicly announced products and services are discussed fully under "Business of the Company".

Competitive Business Conditions - Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

The paging industry is highly competitive and has few barriers to entry. Companies in the industry generally compete on the basis of price, coverage, speed and quality of transmission, system reliability and service. Many of the Company’s competitors have substantially greater financial, technical and other resources than the Company.

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

The Company believes that it has certain competitive advantages. The Company charges no monthly access fee for its prepaid service, unlike many of its competitors. The Company offers a plan that provides customers with both equipment and specified amount of time on a prepaid basis, giving the customer the benefit of buying only what they want to spend on airtime while (i) eliminating the Company’s credit risk, (ii) substantially reducing the Company’s receivable reserves, together with labor, software and overhead items required to monitor receivable and (iii) making the float attributable to the prepayments available to increase opportunities for internally-financed growth, or otherwise maximize the shareholder returns.

The Company’s size and relatively low overhead permit it to respond more flexibly to market changes, either directly by offering new services including PCS, voice paging and prepaid home telephone service and voice mail services). Further, the Company can adopt the flexible, informal and personal services and procedures attractive to the credit-disadvantaged and other individuals and small business.

The Paging and Cellular Industry

Radio paging began more than 4 decades ago as an adjunct to telephone answering services, delivering tone-only messaging to subscribers. Beginning on the 1970’s, cost-effective technological innovations and regulatory reforms help accelerate the use of paging services. Advances in microprocessor technology facilitated dramatic reductions in the size and weight of pagers. In 1982, the FCC increased the number of available channels for paging, further stimulating the growth of the industry.

During the 1980’s, the paging industry expanded significantly. Factors contributing to the growth in the paging industry include:

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

The availability of value added paging products and services is creating demand within certain market segments, which previously had not been attracted by the benefits of basic paging services alone. Demand for paging services is anticipated to increase further as a result of technological advances which permit messaging to be integrated into business tools (such as laptop and palm computers) and into consumer products (such as wristwatches).

The United States cellular telephone industry historically operated as a regulated quasi-monopoly in virtually market, with GTE MobilNet and Houston Cellular Telephone Company as the dominant market participants in Houston, Texas. The industry, however, is expanding and becoming more open to new entrants as a result of the continuing emergence of new wireless communication technologies, including the advance of digital technology. Cellular industry growth has also been aided by nationwide roaming agreements, which have made it possible for customers to use their cellular telephones nearly everywhere in the United States. This ubiquity of service is one of the cellular industry’s greatest strengths as medium for communication, and offers significant potential opportunities for future growth.

The following table summarizes certain key domestic cellular industry statistics published by the Cellular Telecommunications Industry Association for the period from December 31, 1992 to December 31, 1996 (the latest date for which data are available):

Cellular Industry Statistics	1996	1995	1994	1993	1992
Total Service Revenues (in billion dollars)	23.6	19.1	14.2	10.9	7.8
Cellular Customer (in millions)	44.0	33.8	24.1	16.0	11.0
Customer Growth (year-over-year in percent)	30.0	40.0	50.8	45.1	46.0
Average Monthly Bill per Customer (in dollars)	47.70	51.00	56.21	61.49	68.68
Carrier * Penetration-Average (in percent)	8.3	6.5	4.7	3.1	2.2
* Represents the total nationwide cellular penetration, divided by two to reflect two cellular licenses in each market during the above periods.

As the above table reflects, the total number of domestic US cellular customers grew by approximately 30% during 1996, compared to 1995, and cellular industry penetration as of December 31, 1996 was 16.6%, with overall growth penetration growing between 1992 and 1996 at a compounded annual rate of 400%. While the penetration rate has increased, the average monthly cellular telephone bill has declined. This decline can be attributed to an increase in cellular telephone users who have limited incomes or use cellular telephone service as a means of security after dark, as well as intense price competition and the advent of new digital technology replacing analog service, at sharply reduced rates.

The wireless industry gained almost 14 million new subscribers by the end of 1998 - a growth rate of nearly 15% in one year according to the Cellular Telecommunications Industry Association (CTIA). To put this into context, it took the industry nine-and-a-half years to gain its first 13 million subscribers.

CTIA has published projections of tremendous growth in the US wireless industry, with total new subscriber likely to reach 18 million by the end of 1999. CTIA has stated that it believes wireless service penetration will reach 70% of the telephone user population in the US by 2007. It is predicted that average revenue per subscriber per month will rise from $40 to $45 for voice service alone. This does not’t take into account future revenues from Internet access type wireless services, and data communications, which are being increasingly marketed and introduced, in the 4th quarter 1999 and continuing in 2000 and thereafter. CTIA has published further projections that number of subscribers will grow as people use wireless as their second-line or even as their primary phone service, with lower prevailing long distance rates and other services, as opposed to land line service.

Principal Suppliers

The principal service providers offered by the Company include Nextel, Sprint PCS, Bell South Wireless, Houston Cellular Telephone Company, Comsat Mobile Communications and Globalstar Telecommunications Co. for cellular service and Page-Mart, and Houston Cellular Telephone Company for paging and wireless phone service. The Company is not dependent on any single service provider. The service agreements with its providers are in the ordinary course of our business operations.

Acquisition of Beeper Boutique

The Company as noted above acquired Beeper Boutique and its ten retail stores in the Texas Gulf Coast and Louisiana markets in May 2000. Beeper serves in excess of 19,000 customers for with paging services in its markets and our increase in revenues from 1999 to 2000 was a result of the Beeper Boutique acquisition and our increasing points of presence, accompanied by increased sales and marketing expense. In connection with the acquisition of Beeper Boutique, the Company also assumed the leasehold obligations on the ten Beeper Boutique stores located in Texas and Louisiana. See the discussion under "Description of Property" Item 3, Part I below, with regard to the stores of Beeper Boutique including monthly rent and lease expiration. The Company believes that the store facilities of Beeper Boutique are adequate to permit the Company to expand its wireless equipment and service business into the existing facilities. During the last quarter of 2000 and in following the year ended December 31, 2000 we closed two Beeper Boutique locations, including one in Odessa, TX because to was beyond our focus area of Texas and the Louisiana Gulf markets and one location in Houston. We also consolidated the back offices of Beeper Boutique with those of the Company for additional operating efficiencies and cost savings. See "Description of Property", Item 2, Part I below.

Government Regulation

At present, there are no specific regulations or approvals required by or from the Federal or state government or any agency for marketing the wireless products and services offered by the Company, and there are no present or anticipated regulations that have or may have any effect upon the Company or its business. The Company is a reseller of telecommunications products and services.

Number of total Employees and Numbers of full Time Employees

The Company employs 40 persons, including its two executive officers Steven H. Bethke and Norman George. Approximately 32 persons are engaged in retail store sales, 5 in administration, 1 system administrator, and 2 in management. We consider our relations with our employees to be satisfactory and no employee is covered by a collective bargaining agreement. See "Directors, Officers, Promoters and Control Persons", Item 9, Part III and "Executive Compensation" Item 10, Part III below.

Reports of Security Holders

The Company filed its Definitive Proxy Statement on Schedule 14A on December 8, 2000 for our Special Meeting of Shareholders. The purpose of the Special Meeting was to: authorize and approve an increase in authorized shares of common stock from 20,000,000 shares to 100,000,000 shares; authorize 10,000,000 shares of preferred stock; elect the board of directors; and ratify the selection of the Company's independent public accountants for our year ended December 31, 2000. Each of the proposals were approved by the vote of shareholders at the Special Meeting. Reference is made to the Company's Schedule 14A.

RISK FACTORS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATE SENSITIVITY.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, all of our cash and cash equivalents were in money market and checking funds.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

The Company presently leases 4,783 square feet of retail store/office space at 6227 Southwest Freeway, Houston, Texas, for $3,183.96 per month. The condition of this facility is excellent, and sufficient for its use and operations. The Company, as noted above, acquired ten retail stores from Beeper Boutique, which stores are located in Texas and Louisiana, assuming  the leasehold obligations for each of the ten Beeper Boutique stores. The following is a summary of the information regarding each of the stores:

Beeper Boutique Store Location	Monthly Rent	Lease Expiration

3333 Katy Freeway, Houston, TX(1)	$4,457.01	May 30, 2000
Almeda Mall, Houston, TX	$2,771.38	October 31, 2003
San Jacinto Mall, Houston, TX	$2,924.42	January 31, 2001
Greenspoint Mall, Houston, TX	$2,883.33	January 31, 2003
Parksdale Mall, Beaumont, TX	$3,837.44	January 31, 2001
Post Oak Mall, Bryan, TX	$2,493.90	December 31, 2000
Northgate Mall, Lafayette, LA	$1,238.33	September 30, 2002
Music City Mall, Odessa, TX(2)	$750.00	May 31, 2000
University Mall, Nachadoges, TX	$1,000.00	July 31, 2001
Richland Mall, Waco, TX	$2,358.03	December 31, 2001
(1) This facility was closed in October 2000 due to business consolidation.
(2) This facility was closed in February 2001. Company's intent to expand product offerings was not accepted by Mall Management.

The Company believes that the above store facilities are sufficient for the foreseeable future. However, the Company continues to consider opening additional retail locations and points of presence to market its products and services.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation that arises in the normal course of our business operations. We are presently not a party to any litigation that could have a material adverse impact on our operations. During the quarter ended September 30, 2000 we settled a legal action between the Company, Information Leasing Corporation and Eagle Wireless International related to the equipment used in our Automatic Meter Reading business. The settlement involved the issuance of 6,666,666 restricted shares having an aggregate value of $493,000 plus a net cash amount of approximately $200,000. Other than as described above, we are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In December 2000 we submitted to our shareholders through the solicitation of proxies a Schedule 14A Definitive Proxy Statement for their vote on an amendment to our Articles of Incorporation to: increase our authorized shares of common stock from 20,000,000 shares to 100,000,000 and to authorize the board of directors from time to time to issue up to 10,000,000 shares of preferred stock, in one or more classes or series with such rights, preferences and terms as the board shall designate. Both of these proposals were approved by the vote of shareholders, who also voted for the election of Messrs. Steven H. Bethke, Norman George and Kim. T. Peterson as directors and the ratification of the appointment of Liebman, Goldberg & Drogin, L.L.P. as our independent auditors for our year ended December 31, 2000. No matter was submitted during the fiscal year ended December 31, 1999  to a vote security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's shares of common stock are subject to quotation on the OTC:BB commencing in January 2000. As of March 28, 2001, there were fifteen market makers in the Company's stock. The following information with respect to the high and low market prices was obtained from the Company's records. Trading in the Company's shares commenced on June 1, 1999 on the Pink Sheets. Also, the prices reflected below are interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
CALENDAR 1999
Second Quarter Ending June 30,	$.38	$.13
Third Quarter Ending September 30,	$.88	$.38
Year Ended December 31,	$.75	$.13

CALENDAR 2000
First Quarter Ending March 31,	$.48	$.13
Second Quarter Ending June 30,	$.06	$.27
Third Quarter Ending September 30,	$.39	$.12
Year Ended December 31,	$.20	$.04

CALENDAR 2001
Period Ending March 25	$.23	$.06
(*) Quotations from the Pink Sheet

On March 25, 2001, there were approximately 2,500 holders of our Common Stock.

From inception to date, we have not paid a dividend on our Common Stock. We currently have no funds from which to pay dividends and as of December 31, 2000 and 1999 our accumulated deficit was $2,642,141 and $679,521, respectively. We do not expect for the foreseeable future that any dividends will be paid.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold by the Company during the past three years, including the dates and amounts of securities sold; the persons or class of persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

Date	Title	Amount of Securities Sold	Persons	Cash or Non Cash Consideration
2/1998	Common	2,300,000 Shares	Officer., Director(1)	Issued at par value for services
7/1998	Common	62,300 Shares	Private Investors(2)	$6,230 in Cash at $1.00 per share
12/1998	Common	375,500 Shares	Legal Consultant(2)	Services valued at $187,500 at $.50 per share
12/1998	Common	683,000 Shares	Private Investors(2)	$333,500 in Cash at $2.05 per share
7/1999	Common	120,000 Shares	Legal Consultant(2)	Services valued at $45,500 at $2.67 per share
4 to 9/1999	Common	610,710 Shares	Private Investors(2)	$217,590 in Cash at $2.81 per share
6 to 12/2000	Common	21,410,964 Shares	Private Investors(3)	$1,821,908 in Cash at average of $.08 per share
2 to 10/2000	Common	1,640,000 Shares	Consulting Services(3)	Services valued at par value
4 to 7/2000	Common	900,000 Shares	Acquisitions(4)	Camera's Etc. valued at $45, 435 and Beeper Boutique valued at $289,050
9/2000	Common	6,666,666 Shares	Settlement(5)	At a value of $493,000 plus a net cash amount of approximately $200,000.

(1) The shares issued were issued as compensation for services provided to us in connection with his serving as an officer and director. The shares were issued with a legend based upon the exemption provided under Section 4 (2) of the Act. This valuation is not based upon any actual trading market, which did not exist at the date of the transaction and therefore was arbitrarily determined by management.

(2) The shares issued and sold for cash consideration to these private investors and shares issued to consultants for services were as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The shares were sold and issued with a legend based upon the exemption provided under Section 4 (2) of the Act. The cash consideration paid to the Company was not based upon any actual trading market, which did not exist at the date of the transactions and therefore was arbitrarily determined by management. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access to such information.
(3) The shares w issued and sold for cash consideration to these private investors or issued for services during these periods was as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The shares were sold and issued with a legend based upon the exemption provided under Section 4 (2) of the Act. The valuation was based upon the actual trading market as the shares were subject to quotation on the OTC:BB during the period, from time to time, taking into consideration the fluctuations in the price of the Company's shares and in the over-the counter market. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access to such information.
(4) The shares were issued based upon the exemption from registration provided under Section 4 (2) of the Act. In connection with the Beeper Boutique transaction, the Company also paid $70,000 in cash in December 199 and executed a two year promissory note for $300,000 bearing interest at 12%. See Note 7 to the Notes to Consolidated Financial Statements.
(5) The Company issued the shares based upon the exemption from registration provided under Section 4 (2) of the Act. The parties were issued the shares in settlement of a legal proceeding and the share certificates contained an appropriate restrictive legend. All recipients either received adequate information about the Company or had access to such information. Reference is made to Note 6 to the Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Forward-Looking Statements; Market Data

The discussion in this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and, Results of Operations" in this Annual Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

This Annual Report contains certain estimates and plans related to us and the wireless telecommunications industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know all that our assumptions are accurate. In particular, we do not know what level of growth in the wireless telecommunications and digital equipment industry, and particularly in those markets in which we operate and shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for wireless telecommunications and our business may also be wrong. There can be assurances that an of our estimates as to our business growth will be achieved.

Results of Operations

During the Company's fiscal year ended December 31, 2000 the Company had revenues of $1,512,291 compared to revenues of $294,893 during the 1999 fiscal year. The Company incurred a net loss of $1,962,620 ($0.05 per Share) during 2000, compared to a net loss of $473,477 ($0.10 per Share) for 1999. The net loss for 2000 included an extraordinary expense of $545,511 in 2000 which has been treated as a loss on abandonment of equipment. See Note 3 to the Notes to Consolidated Financial Statements. Other significant components of our net loss in 2000 were increased contract labor and salaries expense of $759,156 compared to $300,582 in 1999, principally as a result of increase in staffing; professional fees increased to $259,856 from $43,906. A significant portion of the increased professional fees related to our acquisitions, non-cash transaction relating to shares in a registration statement; offices expenses of $231,999 in 2000 compared to $41,771 in 1999, directly as a result of our acquisition of Beeper Boutique and its ten retail locations, and related utilities expenses.; as well as advertising expense of $105,424 in 2000 compared to $32,286 in 1999, which was also a result of our enlarged retail presence and the need to reach more customers.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material adverse impact on the net sales or revenues or income from continuing operation of the Company. There is an increasing trend toward use of pagers and wireless cellular telephones and other wireless equipment by all segments of the population, including prepaid and regular use. The Company expects to continue to benefit from this trend in its Texas - Louisiana Gulf Coast market. The causes for the material changes from period to period in one or more line items of the our consolidated financial statements is the direct result of the our acquisitions. We expect that with the closing of two of the Beeper Boutique locations and the consolidation of our respective back office operations at our headquarters on Southwest Freeway in Houston, TX that we should generate certain economies and other cost efficiencies. There are no seasonal aspects that had a material effect on the financial condition or results of operation of the Company.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material adverse impact on the revenues  from our continuing operation. There is an increasing trend toward use of wireless telecommunications equipment and services, including cellular telephones, pagers and other wireless equipment, by all segments of the population, including prepaid and regular use. We expect to benefit from this trend in the Texas Gulf Coast market which includes areas in both Southwest Texas and Louisiana. We also expect continued increased revenues as a result of the completion of the acquisition of the business and operations Beeper Boutique and certain economies resulting from our consolidation of the corporate offices and back office operations of Beeper Boutique into those of the Company at 6227 Southwest Freeway, Houston, TX.  We continue to evaluate new locations for our retail stores and may move certain stores to higher traffic locations to take advantage of the increased consumer awareness of our business and name in our markets. The wireless communications business is not subject to any seasonal aspects.

In addition, we are also continuing our efforts to commence operations in the business of automatic meter reading ("AMR"), which involves use of our existing wireless technology for the purpose of reading utility meters for residential and business customers. This is a new area of growth, we believe, in the South Texas and Louisiana Gulf Coast market. However, the  business of AMR is developing at a modest rate and a the Public Utilities Commission in Texas plans public hearings related to among other issues rates consumers will pay and amounts utilities may recover. We understand that the Texas Public Utilities Commission will consider and evaluate how other states have proceeded on the deregulation of utilities. While there can be no assurance with we will be successful in developing an AMR business in our market, we consider this business to be part of our long-term growth plan. We may consider whether to proceed with an AMR business by acquisition or through internal development, based upon our evaluation of the growth potential and the resources available to us. Reference is made to "Legal Proceedings", Item 3, Part I and Note 6 to the Notes to Consolidated Financial Statements regarding the issuance of shares in settlement of the proceeding and the issuance of shares.

Liquidity and Capital Resources

The Company, at December 31, 2000 had current assets of $535,791 compared to $84,813 at year end 1999.   The increase in current assets is primarily the result of:  cash of $66,921 at December 31, 2000 compared to $4,962 at year end 1999; inventory of $144,915 at year end 2000 from $59,939 at December 31, 1999; accounts receivable of $156,339 at year end 2000 compared to $19,912 at the end of 1999. The increases in accounts receivable and inventory correspond to our expanded operations and sales. The Company's current liabilities were $699,585 at December 31, 2000 compared to  $312,828 at December 31, 1999. This increase includes deferred income of $222,881 and accounts payable, accrued expenses and taxes payable of $294,929 at December 31, 2000 compared to no deferred income and accounts payable, accrued expenses and taxes payable of $54,722 at December 31, 1999.

The Company's non-current liabilities were $289,169 at December 31, 2000 compared to $540,987 at December 31, 1999. The Company decreased its long-term debt and capital leases to $186,642 at December 31, 2000 from $488,320 at December 31, 1999. Our total liabilities did not change significantly.

During 2000, we raised $1,821,908 from the sale of 21,410,964 restricted shares to private investors compared to $314,718 from the issuance and sale of 2,060,536 restricted shares to private investors during 1999. During 2000, we issued 900,000 shares in two acquisitions, Beeper Boutique and Camera's Etc. See Note 7 to the Notes to Consolidated Financial Statements. We also utilized our shares to settle a legal proceeding related to our venture to develop an AMR business. Reference is made to "Legal Proceedings", Item 3, Part I and Note 6 to the Notes to Consolidated Financial Statements.

There is also a trend in the wireless industry toward rapid technological change and development, but such trend should not adversely impact upon resellers and retail operators such as the Company. As a result, the Company does not know of any trends, events or uncertainties that have or are reasonably likely to have a material impact on its short-term or long-term liquidity.

The Company's liquidity has been the result of operating revenues as well as sales of the Company's securities to private investors. Reference is made to "Recent Sales of Unregistered Securities", Item  5, Part II. The Company continues to be dependent  upon the willingness of third parties to accept  restricted shares in lieu of cash for services and upon the willingness of private investors to purchase restricted securities until the Company generates sufficient cash flow from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In 2000 and 1999, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SAFA 131"), "Disclosures about Segments of an Enterprise and Related Information." Neither statement had any impact on the Company's financial statements as the Company does not have any "comprehensive income" type earnings (losses) and its financial statements reflect how the "key operating decisions maker" views the business. The Company will continue to review these statements over time, in particular SFAS 13 1, to determine if any additional disclosures are necessary based on evolving circumstances. At the date of this report, we have no operations.

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

ITEM 7. FINANCIAL STATEMENTS

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT
The Board of Directors
Affordable Telecommunications Technology Corporation
6227 Southwest Freeway
Houston, TX 77074

The Board of Directors

Affordable Telecommunications Technology Corporation & Subsidiary & Subsidiary

We have audited the consolidated balance sheet of Affordable Telecommunications Technology Corporation & Subsidiary & Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affordable Telecommunications Technology Corporation & Subsidiary & Subsidiary as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

Liebman Goldberg & Drogin LLP
Garden City, New York
March 28, 2001
/s/ Liebman Goldberg & Drogin LLP

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY
Balance Sheets as of December 31, 2000 and December 31, 1999.
	December 31, 2000	December 31, 1999
ASSETS
CURRENT ASSETS
Cash	$66,921	$4,962
Accounts receivable	156,339	19,912
Inventory	144,915	59,939
Prepaid expenses	42,616	-
Other current assets	125,000	-
TOTAL CURRENT ASSETS	535,791	84,813

PROPERTY AND EQUIPMENT, at cost-net	512,580	643,265

OTHER ASSETS
Goodwill-net of amortization	473,550	-
Security deposits	11,773	21,739
Acquisition deposits	-	82,742
Organization expense, at cost-net	2,543	3,560
TOTAL OTHER ASSETS	487,866	108,041
TOTAL ASSETS	$1,536,237	$836,119

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Bank loan payable	$88,265	$110,000
Current portion of long-term debt and capital leases	93,510	148,106
Deferred income	222,881	-
Accounts payable, accrued expenses and taxes payable	294,929	54,722
TOTAL CURRENT LIABILITIES	699,585	312,828

LONG-TERM LIABILITIES
Long-term debt and capital leases	186,642	488,320
Loans payable-officers'	102,527	52,667
TOTAL LONG-TERM LIABILITIES	289,169	540,987

TOTAL LIABILITIES	988,754	853,815

SHARE ISSUANCE IN EXCESS OF AUTHORIZED SHARES		-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 100,000,000 and shares authorized and
38,351,166 issued in 2000 and 7,133,536 shares issued in 1999	383,512	71,335
Additional paid-in capital in excess of par value	2,986,112	625,490
Accumulated deficit	(2,642,141)	(679,521)
Treasury stock	(35,000)	(35,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	547,483	(17,696)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,536,237	$836,119
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY
Statements of Operations for the Years ended December 31, 2000 and 1999
	For the Year Ended	For the Year Ended
	December 31, 2000	December 31, 1999
REVENUES
Sales	$1,512,291	$294,893
Cost of sales	880,240	165,654
GROSS MARGIN	632,051	129,239

EXPENSES
Contract labor and salaries	759,156	300,582
Professional fees	259,856	43,906
Stock issued for services	120,449	-
Bad debts	25,033	4,700
Fees-other	26,473	16,714
Travel and entertainment	16,249	3,179
Insurance	10,764	1,012
Rents	231,991	41,771
Office expense	66,195	13,446
Miscellaneous	37,787	11,805
Maintenance costs	36,571	4,753
Automobile expense	24,038	12,292
Depreciation	79,295	48,491
Utilities	27,406	5,930
Telephone	82,216	20,215
Contributions	3,220	2,137
Advertising	105,424	32,286
Taxes	42,158	599
Amortization expenses	17,856	1,017
TOTAL EXPENSES	1,972,137	564,835

(LOSS) FROM OPERATIONS	(1,340,086)	(435,596)

OTHER INCOME (EXPENSE)
Interest expense-net	77,023	37,536

	(1,417,109)	(473,132)

Loss on abandonment of equipment	545,511	345

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,962,620)	(4,73,477)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(1,962,620)	$(473,477)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC AND DILUTED)	38,351,166	4,927,462

BASIC NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.05)	$(0.10)
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Consolidated Statements of Stockholder's Equity (Deficit)
For the Years Ended December 31, 2000 and 1999
				Retained
			Additional	Earnings
	Common Stock		Paid In	(Accumulated)	Accumulated	Treasury
	# Shares	Amount	Capital	Deficit	Deficit	Stock
Balance at January 1, 1999	3,520,800	$34,308	$332,277	$(206,044)	$(206,044)	$(35,000)
Issuance of shares to board members	100,000	1,000	-	-	-	-
Issuance of shares for services	1,552,200	15,522	-	-	-	-
Issuance of shares	690,400	6,904	-	-	-	-
Issuance of shares re private placement	1,370,136	14,601	293,213	-	-	-
Net (loss) for the period	-	-	-	-	(473,477)	-
Balance - December 31, 1999	7,233,536	$72,335	$625,490		$(679,521)	$(35,000)
Issuance of shares for services	2,240,000	22,400	-	-	-	-
Issuance of shares	21,410,964	214,110	1,607,798	-	-	-
Acquisition of Cameras, Etc.	400,000	4,000	41,435	-	-	-
Acquisition of Beeper Boutique	500,000	5,000	284,050	-	-	-
Cancellation of debt	6,666,666	66,667	427,339	-	-	-
Net (loss) for the period	-	-	-	-	(1,962,620)	-
Balance at December 31, 2000	38,451,166	$384,512	$2,986,112	-	$(2,642,141)	$(35,000)
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Consolidated Statements of Cash Flows for the Years ended December 31, 2000 and 1999

	For the	For the
	Year Ended	Year Ended
	December 31, 2000	December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,962,620)	$(473,477)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation and amortization expense	97,151	49,508
Common Stock issued for services	22,400	15,522
(Increase) decrease in accounts receivable	(136,427)	(6,456)
(Increase) in inventory	(84,976)	(24,331)
(Increase) decrease in prepaid expense and other current assets	(167,616)	53,184
(Increase) in goodwill	(487,777)	-
Decrease (Increase) in deposits	92,708	(99,982)
Increase in deferred income	222,881	-
Increase (decrease) accounts payable, accrued expenses, etc.	240,207	42,164
NET CASH (USED IN) OPERATING ACTIVITIES	(2,164,069)	(443,868)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(520,249)	-
Abandonment of property and equipment	569,026	-
NET CASH (USED IN) INVESTING ACTIVITIES	48,777	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds form issuance of common stock	1,821,908	314,718
Cancellation of debt	494,007	-
Stock issued for acquisitions	334,485	-
Increase in stock subscription receivable	(145,000)	-
(Decrease) Increase in debt current portion	(76,331)	27,596
(Decrease) in debt non-current portion	(301,678)	-
Increase in loan payable-officers'	49,860	52,667
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,177,251	394,981

NET INCREASE (DECREASE) IN CASH	61,959	(48,887)
CASH - BEGINNING OF PERIOD	4,962	53,849
CASH - ENDING OF PERIOD	$66,921	$4,962

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
Income tax	$-	$-
Interest paid	$77,023	$37,536

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Property and equipment acquired from capital leases	$-	$-
Non-cash issuance of common stock	$-	15,522
	$-	$15,522
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATIONS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

Note 1 - Operations:

Nature of Business:

Affordable Telecommunications Technology Corporation & Subsidiary ("the Company") was incorporated in the State of Texas on July 10, 1997. The Company presently operates retail stores in Texas and Louisiana under the name "The Wireless Store". Operations began on September 1, 1998 and the Company continued to expand its operations by acquiring two additional retail operations as described below. The Company sells telecommunication products and services through its retail locations.

On April 1, 2000, the Company acquired all the assets and liabilities of "Intergo Co." which did business under the name Camera’s, Etc. The Company also acquired the right to do business as Camera’s, etc. Intergo was a single store retail operations.

On May 31, 2000, the Company acquired all of the outstanding stock of Beeper Boutique, Inc. Beeper Boutique, Inc. operated retail locations selling telecommunications products and services in Texas and Louisiana. A part of the purchase, the Company acquired the "Beeper Boutique" trademark.

Presently, all locations are marketing products under the name "Beeper Boutique, The Wireless Store".

Note 2 - Summary of Significant Accounting Policies:

Basis of Presentation:

The consolidated financial statements include the accounts of the company (including the assets of Intergo) and its wholly-owned subsidiary, Beeper Boutique, Inc.

All significant intercompany transactions and accounts have been eliminated in consolidation.

Revenue Recognition:

Presently, the Company’s revenues are generated from the sale of telecommunication products and services from its retail locations. The Company also had capital leases on paging/communications equipment at various locations within the Houston, Texas area and sold the paging and communications services on a time billed basis. Most of its revenues are derived from the sale of telecommunications equipment and the marketing of third party contracts for wireless services. During the year ended December 31, 2000, the company acquired Beeper Boutique, Inc. which also sells telecommunication equipment and services. At its various locations, Beeper sells telecommunication services in advance on a monthly, quarterly, semi-annual or annual basis. Sales received or billed in advance are reflected in deferred revenues and recognized ratably as earned.

Also, the company had capital leases on paging/communications equipment at various locations within the Houston, Texas area and sold services on a time billed basis. During the year ended December 31, 2000, the company paid off the existing leases and determined that the equipment should be given back to the lessor. Reference is made to footnote for a further discussion of this extent.

Earnings per Share

The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share was computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate loss per common share during 2000 and 1999 was 38,351,166 and 4,927,462 respectively.

Property and Equipment:

Property and equipment are stated at cost. Improvements or betterments of a permanent nature are capitalized. Routine maintenance and repairs are expensed as incurred. The Company in 1998 acquired property under capital leases as described in Note 3. Also, as discussed in Note 3, the Company paid off the existing leases and determined that the property should be abandoned. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 20 years. Depreciation expense for 2000 and 1999 totaled $79,295 and $48,491 respectively.

The carrying amount of long-lived assets is reviewed periodically. If the asset carrying amount is not recoverable, the asset is considered to be impaired and the value is adjusted.

Advertising Costs:

Advertising costs are expensed as incurred and were $105,424 and $32,286 in 2000 and 1999 respectively.

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

Income Taxes:

The Company utilized Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which provides for income tax accounting under the asset and liability method and required adjustment of deferred tax balances for changes in tax laws and rates. The Company reports income on the accrual basis for income tax reporting purposes.

Inventory:

Inventory is valued at the lower of cost (first-in, first-out method) or market. In determining market value, allowances for excess and obsolete items are provided. Cost was determined using the average cost method. All items included in inventory at December 31, 2000 and 1999 are goods purchased for resale.

Loans Payable – Officers:

The Company has received various advances from officers of the company in the years 2000 and 1999 of $49,860 and $52,667 respectively. Repayment is due in 2001 with interest to be computed at a future dates. These loans may be prepaid through the issuance of the company’s common stock.

Note 3 – Property, Equipment and Capital Leases:

During the year ended December 31, 2000, the Company acquired certain assets of Cameras and Beeper Boutique. These included fixtures, equipment and leasehold improvements. Also, the Company was the lessee of assets under capital leases expiring in various years through 2003. The assets and liabilities under capital leases were recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. During the year December 31, 2000,. The Company paid off the capital lease for the telecommunications/paging equipment (Seven 900 MHZ Base Station 300 W Systems), abandoning the equipment and incurring a loss of $545,511. The assets are depreciated over the lower of their related lease terms or their estimated productive lives.

Following is a summary of property held under capital leases, as well as company owned property and equipment:

	2000	1999
Seven 900 MHZ Base Station 300W Systems	$ -	$652,012
Computer equipment	15,282	13,800
Fixtures and office furniture	369,811	24,144
Telephone equipment	6,035	6,035
Improvements	193,006	18,424
	584,134	714,415
Less: accumulated depreciation	71,554	71,150
	$512,580	$643,265

Minimum future lease payments remaining under capital leases as of December 31, 2000 in the aggregate are $8,875 expiring in August 2001.

Notes 4 – Long-Term Debt:
Due in monthly installments of $6,673 interest included, Payable through May 26, 2002 with the remaining Balance due. This debt is part of the acquisition cost Of Beeper Boutique, Inc.	$198,486
Due in monthly installments of $540, interest included at 10.75%, payable through August 2003, collateralized by inventory, accounts receivable and equipment	10,931
Due in monthly installments of $482 interest included, payable through September 30, 2003	13,617
Due in monthly installments of $272 capital lease payment, interest included, payable through August, 2001 for telephone equipment	2,470
Due in monthly installments of $3,650 interest included, payable through September, 2001 with the balance due as a balloon payment.	88,265
Due in monthly installments of $837 capital lease payment, interest included, payable through August, 2001 for computers, fixtures and equipment	7,399
Due in monthly installments of $1,621, interest included at 10.75%, payable through October, 2003, collateralized by inventory, accounts receivable and equipment	47,249
Total	368,417
Less: current maturities	(181,775)
Long-term debt	$186,642

Annual maturities of long-term debt are as follows:

For the year ending December 31:
2001	$181,776
2002	167,525
2003	19,116
Total	$368,417

Note 5 –Income Taxes:

The tax benefit for the years ended December 31, 2000 and 1999 consist of the following components:

	Years Ended December 31,
	2000	1999
Current
Federal	$-	$-
State	-	-

Deferred
Federal	(667,291)	(160,580)
State	-	(1,183)
	(667,291)	(161,763)
	$(667,291)	$(161,763)

The income tax (benefit) for the year does not bear the expected relationship between pretax loss and the federal corporate income tax rate of 34% because of the effect of state and local income taxes and the fact that certain other expenses are not deductible for income tax purposes.

The reconciliation between the actual and expected federal tax are as follows:

	Years Ended December 31,
	2000	1999
Federal corporate tax rate of 34% applied to pretax (loss)	$(667,291)	$(160,982)
State and local income taxes, net of federal income tax benefit	-	(831)
Effect of other non-deductible expenses	-	50
	$(667,291)	$(161,763)

Deferred income taxes as reported on the balance sheet consists of:

	Years Ended December 31,
	2000	1999
Deferred tax assets	$667,291	$161,763
Deferred tax liabilities	-	-
Valuation allowance	(667,291)	(161,763)

Deferred tax asset balances consist principally of the following:

	Years Ended December 31,
	2000	1999
Net operating loss carryforwards	$243,609	$473,477

Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax liability as of December 31, 2000 and 1999 would be the timing difference between depreciation for financial reporting purposes and depreciation for tax purposes. The Company has established a valuation allowance for the net operating loss carryovers related to its operations. The valuation allowance is reviewed periodically for recoverability and it has been determined that a 100% reserve should be established.

No deferred tax asset or liability provision is required at December 31, 2000.

Note 6 – Organizational Costs:

Organization costs consist of miscellaneous expenses incurred during the start-up of the Company totaling $5,086. These costs are amortized over a five-year period. Amortization expense was $1,017 for 2000 and $508 for 1999, respectively.

On September 21, 2000, the Company settled a legal actions between Information Leasing Corp. ("ILC"), Eagle Wireless International ("Eagle") and Affordable. The action related to equipment used by the Company in its telecommunications services for paging and an automatic meter reading venture, which was financed as a capitalized lease. Monthly payments on the lease were $15,181. The Company settled this action by issuing 6,666,666 shares of restricted common stock to various affiliated parties of Eagle. Eagle was the guarantor of this lease to ILC on the Company’s behalf. At the time of the settlement, the outstanding lese obligation was $394,006. Additionally, the company made cash payments to ILC in the amount of $370,000. The legal action was originally initiated for $797,539 which represented the outstanding lease obligation, interest, legal and court costs, etc. As part of the settlement, Eagle and ILC agreed to reimburse the Company for $125,000 as part of an overpayment (%100,000) and to recover the equipment ($25,000). Also, Eagle agreed to escrow 100,000 shares of its common stock to be liquidated at 20,000 shares per month which guaranteed payments to be made to ILC. Initially the Company issued 1,800,000 shares, however, in accordance with the agreement a decline in the Company’s common stock trading price required the issuance of 4,866,666 additional shares.

Note 7 – Common Stock:

During the quarter ended September 30, 2000, the Company issued 8,345,000 shares to investors, for services and in settlement of a debt (described below). As a result of these transactions, the company issued 3,623,338 shares in excess of its authorized 20,000,000 shares of common stock.

On December 19, 2000, (its annual meeting), shareholders approved an increase in the number of authorized shares to 100,000,000 common shares and authorized 10,000,000 shares of preferred stock at $.01 par value.

During the year, the Company issued 41,410,964 shares to private investors.

On April 1, 2000, the Company issued 400,000 shares of its common stock, 96 acquire all the assets and liabilities of "Intergo Co." d/b/a Camera’s Etc. The acquisition included the right to do business as Cameras, Etc. Liabilities of Cameras included advances made to it by the Company for operations of $46,247.

On June 1, 2000, the Company acquired all of the outstanding stock of Beeper Boutique, Inc. Consideration for the purchase included 500,000 shares of common stock, cash payments of $70,000 and a two year promissory note of $300,000 payable monthly in the amount of $7,673 beginning October 2000. Interest is payable at 12% per annum and payments from June 2000 to September 2000 were interest only. The note also contains an acceleration clause, requiring the Company to make advance payments of principal equal to 20% of the gross amounts received from any debt or equity issuances by the Company. The Company made advance payments of $84,000 from June, 200 to December, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Position	Term
Steven H. Bethke	43	President, CEO, Director	One Year
Norman George	62	V-P, COO, Secretary, Director	One Year
Kim T. Peterson	61	Director	One Year

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and shall qualify. Officers serve at the discretion of the Board of Directors. The directors were re-elected at a Special Meeting of Shareholders held on December 19, 2000.

Mr. Bethke previously was employed as General Manager of Houston Telephone and Paging (HT&P), from July, 1995 to September, 1996. Prior to joining HT&P, he was employed as a consultant to HT&P from January, 1995 to July, 1995. Prior to joining HT&P as a consultant, he was employed by Even America, Inc. (which is the North American marketing company for Samson Electronics LTD, a Korean electronics manufacturer, including paging equipment) as North American Sales Manager from August 1994 to July, 1995. Mr. Bethke was Manager of Indirect Distribution with MobileComm (a Bell South company) from June 1993 to August 1994. Prior to that time he was employed as Manager of Distribution for Houston Cellular Telephone Company from November 1988.

Mr. George, a Director and Chief Financial Officer of the Company, was hired as part-time Chief Financial Officer on September 1, 1998 and remained in such capacity until mid-1999 at which time he became full-time CFO. Prior to joining the Company, he was self -employed with ownership interest in numerous retail companies over the past twenty-five (25) years. He formerly was employed for 10 years by Peat, Marwick and Mitchell as a retail consultant. He is a graduate of the University of Texas with a degree in Finance and Accounting.

Mr. Peterson, a nominee for election as a director, during the past five years has been a vice-president of Regal Ware Inc., a manufacturer of housewares in Wisconsin. Mr. Peterson’s business background is in manufacturing of consumer products and brings his expertise in consumer business and products to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance.

Name of Officer/Director	Forms Not Filed
Steven H.Bethke	Forms 3 and 4
Norman George	Forms 3 and 4
Kim T. Peterson	Forms 3 and 4

ITEM 10. EXECUTIVE COMPENSATION.

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options/SAR	LTIP Payouts	All other compensation
		($)	($)	($)	($)	(#)	($)	($)
Steve H. Bethke, CEO, President,	2000	$60,000	0	0	0	0	0	0
Steve H. Bethke, CEO, President,	1999	$60,000	0	0	0	0	0	0
Steve H. Bethke, CEO, President,	1998	$60,000	0	0	0	0	0	0
Norman George, VP, COO	2000	$48,000	0	0	0	0	0	0
Norman George, VP, COO	1999	$8,000	0	0	0	0	0	0
Kim T. Peterson, Director	2000	0	0	0	0	0	0	0
Kim T. Peterson, Director	1999	0	0	0	0	0	0	0
Kim T. Peterson, Director	1998	0	0	0	0	0	0	0

Subsequent to the year ended December 31, 2000, the Company agreed in principal to execute employment agreements with Mr. Bethke and Mr. George. Copies of such agreements will be filed at exhibits to the Company's quarterly reports on Form 10-QSB for the period ended March 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At March 28, 2001, there were 48,555,070 shares issued and outstanding. The table below sets forth the share ownership of our executive officers and directors, individually and as a group. No other person is the beneficial owner of more than 5% of our issued and outstanding shares
Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percentage of Class(1)
Common Stock	Steven H. Bethke, 6227 Southwest Freeway, Houston, TX 77074 (2)	2,200,00	4.5%
Common Stock	Norman George, 6227 Southwest Freeway, Houston, TX 77074 (2)	500,000	1.0%
Common Stock	Kim T. Peterson, 202 Forest Avenue, P.O. Box 547 Kewaskum, WI 53040 (2)	2,000,000	4.1%
Common Stock	All officers and directors as a group (3 persons)	4,700,000	9.7%
(1) Based upon 48,555,070 outstanding as of March 28, 2001
(2) Mr. Bethke is the Company's President, CEO and Chairman, Mr. Norman George is Vice President, COO and Director of the Company, and Mr. Kim T. Peterson is Director

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the fiscal year ended December 31, 1998  the Company had no transactions with related parties. The only transactions during such years with its officers and directors include the salary payable to its chief executive officer, Steven H. Bethke, and  Norman George as part-time CFO. The shares issued to Mr. Bethke and Mr. George were at par value, prior to any public market existing for our shares.

The Company entered into a signed letter of intent, dated October 20, 1999 to acquire the assets of Intergo Company d/b/a. Camera's Etc., which was concluded in April 2000.  Camera's Etc. was owned by Kim T. Peterson, a director and a principal shareholder of the Company, and was managed by Norman George, who was a part-time CFO of the Company until mid-1999 and is presently our CFO and a director. Camera's Etc. is a local South Texas company, which specializes in marketing digital imaging and photographic products and services to the oil and gas industry as well as the medical institutions as well as retail sales. See the discussion under "Description of Business", Item 1 Part I above. Reference is also made to "Recent Sales of Unregistered Securities", Item 5, Part II above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
Exhibit No.	Description
3.1	Articles of Incorporation of the Company incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999 filed on April 19, 2000 as Exhibit 3.1.
3.1.1	Articles of Incorporation of the Company as amended on January 25, 2001, filed herewith.
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB/A for the year ended 1999, filed on April 19, 2000.
99.1	Private Securities Litigation Reform Act of 1995.

(B) REPORTS ON FORM 8-K

 We filed a Form 8-K Report on June 14, 2000 related to the acquisition of Beeper Boutique.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

By: /s/ Steve H. Bethke
President, Chief Executive Officer

Dated: March 31, 2001

EXHIBIT 3.1.1

ARTICLES OF AMENDMENT TO THE ARTICLES OF INCORPORATION

Pursuant to the provisions of article 4.04 of the Texas Business Corporate undersigned corporation adopts the following articles of amendment to its incorporation:

ARTICLE I

The name of the corporation is AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION, a corporation.

ARTICLE II

The following amendments to the articles of incorporation were adopted b majority of the Directors and approved by a vote of 2/3rds (66 and 2/3%) c shareholders entitled to vote at a Special Meeting of the corporation held December 19, 2000.

4. The amendment alters or changes number 4 of the original Articles of h and the full text of each provision altered is as follows:

"Affordable Telecommunications Technology Corporation is authorized to 100,000,000 shares of class "A" common stock at a par value of $0.01 (one) cent each. In addition, Affordable Telecommunications Technology Corporation is authorized to issue 10,000,000 shares of preferred stock, par value $.01 (one) cent each (the "Preferred Shares") and vest in the Corporation's Board of Directors the authority to establish series of unissued Preferred Shares by the designations, preferences, limitations and relative rights, including voting rights, of the Preferred Shares of any series so established to the same extent that such designations, preferences, limitations, and relative rights could have been fully stated in the Articles a Incorporation, and in order to establish a series, the Board of Directors shall adopt a resolution setting forth the designation of the series and fixing and determining the designations, preferences, limitations and relative rights, including voting rights, thereof or so much thereof as shall not be fixed and determined by the Articles Incorporation,"

ARTICLE III

The affirmative vote of shareholders owning an aggregate of 16,585,000 shares of common stock voted for the increase in the authorized shares of common stock 100,000,000 shares. The vote of shareholders owning an aggregate of 100,000 shares of common stock voted against the increase in the authorized shares of common stock to 100,000,000 shares. The affirmative vote of shareholders owning an aggregate of 16,325,000 shares of common stock voted for the authorization of 10,000,000 Preferred Shares. The vote of shareholders owning aggregate 100,000 shares of common stock voted against the authorization of 10,000,000 Preferred Shares.

Dated this 25th day of January 2001.
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
By: Steven H. Bethke
/s/ Steven H. Bethke, President

EXHIBIT 99.1

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Affordable Telecommunication Technology Corporation ("ATTP" or the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

"Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward- looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of the Company. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments.