Form 10QSB
period 2001-03-31
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2001-05-15
CIK 1074416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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
Common Stock, $.01 par value 83,922,525 shares outstanding as of May 8, 2001.
Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited )

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION AND SUBSIDIARY
Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000
	March 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS
Cash	$158,673	$66,921
Accounts receivable	321,861	156,339
Inventory	151,172	144,915
Prepaid expenses	96,242	42,616
Other current assets	125,000	125,000
TOTAL CURRENT ASSETS	851,948	535,791

PROPERTY AND EQUIPMENT, at cost-net	497,221	512,580

OTHER ASSETS
Goodwill-net of amortization	467,577	473,550
Security deposits	14,290	11,773
Organization expense, at cost-net	2,288	2,543
TOTAL OTHER ASSETS	484,155	487,866
TOTAL ASSETS	$1,833,324	$1,536,237

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Bank loan payable	$78,342	$88,265
Current portion of long-term debt	74,900	93,510
Deferred income	222,881	222,881
Accounts payable, accrued expenses and taxes payable	273,648	294,929
TOTAL CURRENT LIABILITIES	649,771	699,585

LONG-TERM LIABILITIES
Long-term debt and capital leases	184,279	186,642
Loans payable-officers'	18,245	102,527
TOTAL LONG-TERM LIABILITIES	202,524	289,169

TOTAL LIABILITIES	852,295	988,754

SHARE ISSUANCE IN EXCESS OF AUTHORIZED SHARES		-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 100,000,000 and shares authorized and
49,801,166 issued in 2001 and 38,351,166 shares issued in 2000	498,012	383,512
Additional paid-in capital in excess of par value	3,527,727	2,986,112
Accumulated deficit	(2,939,719)	(2,642,141)
Subscription receivable	(70,000)	(145,000)
Treasury stock	(35,000)	(35,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	981,029	547,483
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,833,324	$1,536,237
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Statements of Operations for the three months ended March 31, (Unaudited)

Revenues		2001		2000
Sales		$633,720		81,860

Cost of Sales
Purchases		376,038		51,043
Gross profit		257,682		30,817
Expenses
Contract labor		266,999		74,753
Professional fees		13,395		78,129
Bad debts		(3,620)		1,169
Fees - other		15,306		325
Travel and entertainment		7,153		-
Insurance		6,193		1,064
Rent		75,281		10,507
Office expense		11,044		4,921
Miscellaneous		42,366		4,692
Maintenance costs		22,295		260
Printing, delivery and postage		15,105		-
Automobile expense		8,851		3,322
Depreciation		17,864		12,121
Utilities		6,813		1,881
Telephone		23,580		4,598
Contributions		-		1,580
Advertising		17,611		25,774
Taxes		2,787		2,249
Amortization expense		6,228		254
Total Expenses		555,251		227,599

(Loss) From Operations		(297,569)		(196,782)
Interest expense - net		-		8,663
(Loss) Before Provision For Income Taxes				(205,445)
Provision For Income Taxes		-		-

Net (Loss)		$(297,569)		$(205,445)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted		44,036,166		7,429,179
Basic Net Loss Per Share (Basic and Diluted)	$	$ (0.007)	$	$ (0.03)
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Statements of Cash Flow for the three months ended March 31, (Unaudited)

Cash Flows from Operating Activities:	2001	2000

Net (loss)	$(297,569)	$(205,445)

Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization expense	24,092	12,375
Common stock issued for services	86,500	88,700
(Increase) decrease in accounts receivable	(165,522)	(11,968)
(Increase) in inventory	(6,257)	(20,937)
(Increase) decrease in deposits and prepaid expense and other current assets	(52,626)	(119,227)
(Increase) in goodwill	(2,517)	-
Increase (decrease) in accounts payable, accrued expenses, etc.	(21,281)	11,493
Net Cash (Used In) Operating Activities	(435,180)	(245,009)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,505)	(1,485)
Net Cash (Used In) Investing Activities	(2,505)	(1,485)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	644,615	338,450
(Decrease) increase in debt current portion	(30,896)	(7,980)
(Decrease) in loan payable - officers'	(84,282)	(7,414)
Net Cash Provided by Financing Activities	529,437	323,056

Net Increase (Decrease) In Cash	91,752	76,562
Cash - Beginning of Period	66,921	4,962
Cash - Ending of Period	$158,673	$$81,524

Supplemental Disclosure
Cash paid during the period for:
Income tax	$-	$-
Interest paid	$-	$8,663

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Non-cash issuance of common stock	$86,500	$88,700
Cancellation of stock subscriptions	$75,000	$-
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Notes to Financial Statements
March 31, 2000
(unaudited)

NOTE 1 – NATURE AND HISTORY OF THE BUSINESS

The consolidated financial statements include Affordable Telecommunications Technology Corporation (the "Company"), and its wholly owned subsidiary, Beeper Boutique, Inc.

The Statement of Operations for the three months ended opinion of management, all of the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 – CHANGES IN PRESENTATION

Certain financial presentations for the first quarter of 2000 have been reclassified to conform to the 2001 presentation.

NOTE 3 – SUBSEQUENT EVENTS

The Company completed its acquisition of Z Mail Media, Inc. on April 1, 2001. The Company issued 17,592,455 restricted shares of common stock to the shareholders of Z Mail Media, Inc. The Company advanced $189,000 to Z Mail Media, Inc. during the quarter ended March 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our" of the "Company" refers to Affordable Telecommunications Technology Corporation and its subsidiaries. We are in the business of serving as a reseller and provider of wireless telecommunications services, paging and related services through our "Wireless Store-Beeper Boutique" retail facilities, and through our Camera's Etc. operation we sell a wide range of digital and traditional photographic equipment. In addition, through our recent acquisition of Zmail Media, Inc., effective April 2, 2001, we have commenced operations as an Internet Public Access Terminal (iPAT) provider. References is made to our recent acquisition below.

Forward-Looking Statements

The discussion in this report on Form 10-QSB contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A., Section 77Z-2 and 78U-5 (Supp. 1996). Those statements include statements that involve risks and uncertainties, as they are not purely historical and relate to our expectations, beliefs, intentions or strategies regarding the future, as well as assumptions on which such statements are based. All forward-looking statements included in this document are based on information available to us on the date hereof. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings. Important factors currently known to the management that could cause actual results to differ materially from those in forward-looking statements are set forth in the Safe Harbor Compliance Statement included as exhibit 99.1 filed with this Quarterly Report on Form 10-QSB.

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

Recent Business Developments

After the quarter ended March 31, 2001, we acquired all of the capital stock of Zmail Media, Inc., a Texas corporation ("Zmail"), from the shareholders of Zmail, in consideration for the issuance of 17,592,455 restricted shares of our common stock to the former Zmail shareholders. Based upon the average of the closing bid prices of our shares during the ten trading days prior to the date of the transaction, of $.06 per share, the acquisition of Zmail has been valued at approximately $1,055,000.

Zmail is a development stage company that has recently commenced operations as an Internet Public Access Terminal (iPAT) provider. The business of an iPAT provider is to permit quick and reliable access to the Internet-regardless of location, allowing the traveling public to access the Internet, send and receive e-mail, to conduct e-Commerce transactions, to surf the Web, to print documents and other applications from remote locations.

Zmail intends to purchase technology and hardware from TelWeb, a leading equipment vendor and subsidiary of Schlumberger. The cost of installation of each Zmail station is approximately $8,000 including equipment. It is our intention  to make our own installations and acquire operating locations from third parties. We will be dependent upon raising additional capital in order to finance Zmail's business expansion, which will be used principally to purchase and/or lease equipment from OEM's such as TelWeb and to pay sales and marketing expenses necessary to secure good, high traffic site locations, until such time, if ever, as Zmail shall be able to generate sufficient cash flow from operations.

To date we have advanced approximately $189,000 for the business of Zmail to fund Zmail's business expansion. These funds were raised by us principally through the sales of restricted stock to accredited investors. Reference is made to Part II, Item 2, "Changes in Security" and Note 3 to the Notes to Consolidated Financial Statements regarding the sales of restricted securities. We project that during the remainder of 2001, we will require approximately $500,000.We will be dependent upon our ability to secure financing for Zmail's development at terms satisfactory to us, whether from the sale of additional restricted shares, the offer and sale of securities pursuant to a registration statement under the Securities Exchange Act of 1933, as amended (the "Act") or other sources of financing, of which there can be no assurance. We will be competing with many other iPAT providers that will have far greater financial and other resources than the Company and there can be no assurance that we will be able to successfully compete in this relatively new market.

Results of Operations

During the three-month period ended March 31, 2001, we had revenues of $633,720, compared to revenues of $81,860 for the three-month period ended March 31, 2000. The increase in revenues by $551,860 during the three-month period ended March 31, 2001 as compared to March 31, 2000 is the result of our acquisitions of Beeper Boutique, and Camera's Etc., which increased our retail presence from one location at March 31, 2000 to 10 locations at March 31, 2001.

We incurred a net loss of $297,569 ($0.007 per share) during the three-month period ended March 31, 2001, compared to a net loss of $205,445 ($0.03 per share) for the comparable three-month period in 2000. The primary reason for the increase in our net loss during the first quarter of 2001 compared to the first quarter of 2000 is the increase in personnel expense from $74,753 to $266,999 (an increase of approximately $192,246) related to our acquisitions and additional staff from operating additional retail stores. In addition, we had increased rent expenses related to the increased number of retail stores.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material adverse impact on the net sales or revenues or income from our continuing operation. There is an increasing trend toward use of pagers and wireless cellular telephones and other wireless equipment by all segments of the population, including prepaid and regular use. We expect to benefit from this trend in the Texas Gulf Coast market. We also expect continued increased revenues from our acquisitions Beeper Boutique and Cameras, Etc. We anticipate that we will benefit from the increased market share in the South Texas and Louisiana area. There are no seasonal aspects that have any material effect on our financial condition or results of operations. There is also an increased use of iPAT devices, and we expect to begin to generate revenues from our Zmail subsidiary as we have commenced installations after the quarter ended March 31, 2001 and will continue to make further installations during subsequent periods. We will also explore possible acquisitions of locations operated by other iPATs for our Zmail subsidiary.

Liquidity and Capital Resources

At March 31, 2001, we had current assets of $851,948 compared to current assets of $535,791 at December 31, 2000, an increase of 60%. The increase in current assets is primarily the result of an increase in cash by approximately $90,000, increase to $321,861 in accounts receivable, principally due to the increased number of retail stores. Our level of inventory did not change significantly during the first quarter ended March 31, 2001 compared to December 31, 2000.

Non-current assets and other assets decrease insignificantly. The change in those accounts was principally due to depreciation and amortization of goodwill.

Our current liabilities of March 31, 2001 were $649,771, which is only an insignificant decrease compared to $699,585 at December 31, 2000. Our accounts payable at March 31, 2001 declined to $273,648 from $294,929 at December 31, 2000.

Our long-term liabilities were $202,524 at March 31, 2001 compared to $289,169 at December 31, 2000, which represents a decrease by 30% due to repayments of loans to officers. Stockholders' equity increased to $981,029 at March 31, 2001 compared to $547,483 at December 31, 2000 as a result of the issuance of additional shares.

Subsequent to the year ended December 31, 2000 and prior to the end of the quarter ended March 31, 2001, we received $644,615 from private investors in consideration for the issuance of 10,600,000 restricted shares of common stock of the Company. In addition, we issued 2,850,000 restricted shares in consideration for services and future services.

We had a negative cash flow from operating activities during the period ended March 31, 2001 of $435,180. The negative cash flow from operating activities increased by $190,000 compared to the same period in the prior year. This increase in cash flow used in operating activities was principally due to an increased net loss and cash outflow associated with increased accounts receivable. We did not have material investing activities during the period ended March 31, 2001. Cash flow provided by financing activities consisted mainly of proceeds from the issuance of restricted shares in connection with raising capital to finance our negative cash flow from operations. We had cash of $158,673 at March 31, 2001 compared to cash of $81,524 at December 31, 2000.

Prior to the acquisition of all of the capital stock of Zmail, we advanced approximately $189,000 and this acquisition  is likely to adversely impact our liquidity, at least during the short term. While we expect in the future that the acquisition of Zmail will generate a positive cash flow for us, we must also fund our purchase of Zmail with cash and securities as well as pay the ongoing operating expenses of Zmail.

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

Item 2. Changes in Security

During the three month period ended March 31, 2001, we issued and sold 10,600,000 shares that were not registered under the Act. We relied upon Section 4(2) and the private placement rules under the Act as the basis for the exemption from the registration requirements of the Act. The shares were sold to private investors who are "accredited investors" as defined under Rule 501(a)(3) under the Act. In addition, immediately after the end of the quarter, we issued 17,592,455 restricted shares to the former shareholders of Zmail in connection with the acquisition.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

ffordable Telecommunications Technology Corporation  (the "Company") is filing as part of this Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2001, disclosure under Item 5, Other Information, regarding changes in registrant's certifying accountant. The Company at its option may report under Part II, Item 5 of Form 10-QSB any information not previously reported in a report on Form  8-K. This disclosure on Form 10-QSB, Part II, Item 5, means that the Company is not required to otherwise file this information on Form 8-K. The Company's former accountant notified that it was dismissed on May 2, 2001 and the engagement of its new accountants was effective on May 10, 2001, as disclosed below

(a) (1) Previous Independent Accountant

(i) By letter dated April 27, 2001, by action of the Company's board of directors, the engagement of Liebman Goldberg & Drogin LLP, the independent accounting firm was terminated. Liebman, Goldberg & Drogin, LLP is the firm that had audited the Company's financial statements for its years ended December 31, 2000 and 1999. Liebman, Goldberg & Drogin, LLP were informed that they were dismissed on May 2, 2001. The Company has engaged the firm of Thomas Leger & Co., LLP as its independent public accountant for 2001 on May 10, 2001. As a result, Liebman Goldberg & Drogin LLP did not resign nor did they decline to stand for re-election.
(ii) The report of Liebman Goldberg & Drogin LLP on the financial statements of the Company for the fiscal year ended December 31, 2000 that were included in the Company's Annual Report for the year ended December 31, 2000, filed on April 3, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.
(iii) The decision to change accountants was a result of the determination of the Company to utilize an accounting firm with offices in Houston, TX.
(iv) During the Company's fiscal year ended December 31, 2000 and through the date of this Quarterly Report on Form 10-QSB, the Company has had no disagreements with its former accountants, Liebman Goldberg & Drogin LLP whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report on the financial statements of the Company for its year ended December 31, 2000.
(v) The Company has requested that Liebman Goldberg & Drogin LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, the respect in which it does not agree. A copy of such letter, dated May 14, 2001 is filed as Exhibit 16 to this Form 10-QSB.

(a) (2) Engagement of New Independent Accountant.

Effective on May 10, 2001, Thomas Leger & Co., LLP, Houston, TX, was engaged by the Company as its new independent accountant to audit the Company's financial statements.

(a) (3) The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item 5 prior to the filing of this Form 10-QSB and requested that the former accountant furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, the respect in which it does not agree.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No	Document Description

3(i)	Articles of Incorporation and amendments (filed as Exhibits to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Annual Report on Form 10-KSB for the year Ended December 31, 1999 and incorporated herein by reference)
16	Letter on Change in Certifying Accountant dated May 14, 2001
99.1	Safe Harbor Compliance Statement for Forward-Looking Statements
99.2	Agreement and Plan of Exchange Between the Company and Zmailmedia, Inc.

(b) Form 8-K.

During the quarter ended March 31, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

By: /s/ Steven H. Bethke
Steven H. Bethke, President, Chief Executive Officer and Director
Dated: May 14, 2001
Houston, TX

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the small business issuer and in the capacities and on the dates indicated.

By: /s/ Steven H. Bethke

Steven H. Bethke

Exhibit 16

May 14, 2001

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.20549

Re: File No. 0-28175

Gentlemen:

We had been engaged as the principal accountants for Affordable Telecommunications Technology Corporation (the "Company") and on March 28, 2001 we reported on the consolidated financial statements of the Company as of December 31, 2000 and for the year then ended. On May 2, 2001, we were informed that we were dismissed as the principal accountants for the Company. We have read the Company's statements included pursuant to Part II, Item 5 "Other Information" in its Form 10-QSB for the three-month period ended March 31, 2001. At the request of the Company, we hereby state that we agree with the statements included in Item 5 that relate to our firm.

Very truly yours,

/s/ Liebman Goldberg & Drogin, LLP

Exhibit 99.1

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Affordable Telecommunication Technology Corporation (the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

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

Exhibit 99.2

AGREEMENT AND PLAN OF EXCHANGE

THIS AGREEMENT AND PLAN OF EXCHANGE (hereinafter called the "EXCHANGE AGREEMENT") is made and deemed effective the 12th day of February 2001, by and between ZMAILMEDIA, INC., a Texas corporation ("ZMAIL") and AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION, a Texas corporation ("ATTP"). ZMAIL and ATTP are sometimes referred to as the "Constituent Corporations" with reference to the following facts:

  The authorized capital stock of ATTP consists of one hundred million (100,000,000) shares of common stock. The authorized preferred stock of ATTP consists of ten million (10,000,000) shares of preferred stock.
  There are 3,518,491 shares of common stock of ZMAIL issued and outstanding as of the date of this plan.
  The directors of the Constituent Corporations deem it advisable and to the advantage of said corporations that ATTP acquire all of the issued and outstanding shares of ZMAIL in a share exchange by and between the Constituent Corporations upon the terms and conditions herein provided.

NOW, THEREFORE, the parties do hereby adopt the Plan of Exchange encompassed by this Agreement and do hereby agree that ATTP shall acquire ZMAIL on the following terms, conditions and other provisions:

1.TERMS AND CONDITIONS

Exchange. ATTP shall acquire all of the issued and outstanding common stock of ZMAIL in a stock exchange as follows:

Exchange for all Outstanding Stock On the Closing date, ATTP shall assign, convey, endorse, transfer and deliver to each ZMAIL shareholder on the ZMAIL Shareholder list five (5) shares of common stock of ATTP for each one (1) share (rounded down as applicable) of ZMAIL common stock owned of record on the effective date ("EXCHANGE RATE"). No partial ATTP shares shall be issued.

Transfer and Exchange. The assignment, conveyance, and transfer of the ZMAIL Shares shall be effected by ATTP’s issuance, execution and delivery of all the shares set forth in this agreement as follows: ATTP shall deliver to ZMAIL’s representative a certificate for each Zmail shareholder based on the Exchange Rate. Upon receipt of the ATTP shares, ZMAIL shall cancel each stock certificate for each shareholder of Zmail. Such issuance shall be effected by ATTP and ZMAIL in a timely manner after closing, and said stock certificates, shall be satisfactory in form and substance to ZMAIL and shall be effective to vest in each shareholder of ZMAIL all right, title and interest, in and to the ATTP Shares issued. All shares issued shall be issued with a restrictive legend.

    Succession. On the Effective Date, ZMAIL shall continue its corporate existence under the laws of the State of Texas, as a wholly owned subsidiary of ATTP.

2.CHARTER DOCUMENTS, DIRECTORS AND OFFICERS

    Certificate of Incorporation and Bylaws. The Certificate of Incorporation of ZMAIL in effect on the Effective Date shall continue to be the Certificate of Incorporation of ZMAIL as a wholly owned subsidiary of ATTP. The Bylaws of ZMAIL shall be the Bylaws of ZMAIL, a wholly owned subsidiary of ATTP, as they may be amended from time to time.
    Directors. The directors of ZMAIL in connection with this Plan of Exchange shall resign and the Directors of ATTP shall serve as the Directors of both ATTP and ZMAIL until the expiration of their terms and until their successors are elected and qualified.
    Officers. The officers of ZMAIL immediately preceding the Effective Date shall remain the Officers of ZMAIL on and after the Effective Date to serve at the pleasure of its Board of Directors.

3. MISCELLANEOUS
    Further Assurances. From time to time, and when required by ATTP or by its successors and assigns, there shall be executed and delivered on behalf of ZMAIL such deeds and other instruments, and there shall be taken or caused to be taken by it such further and other action, as shall be appropriate or necessary in order to vest or perfect in or to conform of record or otherwise, in ATTP the title to and possession of all the property, interests, assets, rights, privileges, immunities, powers, franchises and authority of ZMAIL and otherwise to carry out the purposes of this Exchange Agreement, and the officers and directors of ZMAIL, the wholly owned subsidiary are fully authorized in the name and on behalf of ZMAIL or otherwise to take any and all such action and to execute and deliver any and all such deeds and other instruments.
    Amendment. At any time before or after the Effective Date, this Plan of Exchange may be amended in any manner as may be determined in the judgment of the respective Board of Directors of ATTP and ZMAIL to be necessary, desirable, or expedient in order to clarify the intention of the parties hereto or to effect or facilitate the purpose and intent of this Agreement.

3.3 Conditions to Exchange. The obligation of the Constituent Corporations to effect the transactions contemplated hereby is subject to satisfaction of the following conditions (any or all of which may be waived by either of the Constituent Corporations in its sole discretion to the extent permitted by law):

the Exchanger shall have been approved by the stockholders of Zmail in accordance with applicable provisions of the General Corporation Law of the State of Texas; and

any and all consents, permits, authorizations, approvals, and orders material to consummation of the Exchange shall have been obtained.

IN WITNESS WHEREOF, this Plan of Exchange, having first been duly approved by the Board of Directors of ATTP and ZMAIL, is hereby executed on behalf of each said corporation and attested by their respective officers thereunto duly authorized.

Signed: ZMAIL MEDIA, INC., A Texas corporation
_____/s/___________________________	By:__/s/_____________________________
Robert C. Hay, Secretary	Neil Leibman, President
Affordable Telecommunications Technology Corporation. A Texas corporation
By:_____/s/_________________________
Steven H. Bethke, President