Form 10QSB
period 2001-06-30
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2001-08-14
CIK 1074416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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
Common Stock, $.01 par value 87,368,621 shares outstanding as of June 30, 2001.
Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited )

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Consolidated Balance Sheets as of June 30, 2001(Unaudited) and December 31, 2000
	June 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS
Cash	$147,318	$66,921
Accounts receivable	101,990	156,339
Inventory	154,164	144,915
Prepaid expenses	101,494	42,616
Other current assets	229,730	125,000
TOTAL CURRENT ASSETS	734,696	535,791

PROPERTY AND EQUIPMENT, at cost-net	925,028	512,580

OTHER ASSETS
Goodwill-net of amortization	1,533,732	473,550
Other assets	65,337	14,316
TOTAL ASSETS	$3,258,793	$1,536,237

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current portion of long-term debt	$134,576	$181,775
Deferred income	222,881	222,881
Accounts payable and accrued expenses	422,622	294,929
TOTAL CURRENT LIABILITIES	780,079	699,585

LONG-TERM LIABILITIES
Long-term debt and capital leases	184,247	289,169

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 and shares authorized and
87,368,621 issued in 2001 and 38,351,166 shares issued in 2000	873,686	383,512
Additional paid-in capital in excess of par value	5,026,255	2,986,112
Accumulated deficit	(3,570,474)	(2,642,141)
Subscription receivable	-	(145,000)
Treasury stock	(35,000)	(35,000)
TOTAL STOCKHOLDERS' EQUITY	2,294,467	547,483
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,258,793	$1,536,237
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Consolidated Statements of Operations for the Three and Six Months ended June 30, (Unaudited)
	For the three months		For the six months
	ended June	ended June	ended June	ended June
	30, 2001	30, 2000	30, 2001	30, 2000
Revenues
Sales	$576,988	$298,113	$1,209,720	$379,973

Cost of Sales	337,512	139,108	711,868	190,151
Gross Profit	239,476	159,005	497,852	189,822
Expenses
Personnel	423,188	154,968	690,188	229,721
Rents	92,679	40,630	167,960	51,137
Depreciation and amortization	63,009	18,498	87,101	30,873
Selling and general	291,365	237,200	480,937	375,827
Total Expenses	870,241	451,296	1,426,186	687,558

(Loss) From Operation	(630,765)	(292,291)	(928,334)	(497,736)
Provision For Income Taxes	-	-	-	-

Net (loss)	$(630,765)	$(292,291)	$(928,334)	$(497,736)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	77,865,080	9,732,837	61,046,820	9,732,837
Basic Net Loss Per Share	$(0.008)	$(0.03)	$(0.015)	$(0.05)
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Consolidated Statements of Cash Flow for the six months ended June 30, 2001 and 2000 (Unaudited)

Cash Flows from Operating Activities	2001	2000
Net (loss)	$(928,334)	$(497,736)
Adjustment to reconcile net net cash used in operating activities:
Depreciation and amortization expense	87,101	30,872
Common stock issued for services	226,460	-
(Increase) decrease in assets:
Trade receivables	54,349	(23,180)
Inventories	(9,249)	(126,152)
Prepaid expenses	(43,199)	(191,914)
Other	27,943	(21,164)
(Increase) decrease in liabilities:
Accounts payable and accrued expenses	(34,679)	314,560
Deferred income	-	173,550
Net Cash Used In Operating Activities	(619,608)	(341,164)

Cash Flows from Investing Activities
Purchase of fixed assets	(136,225)	(520,234)
Other	(51,021)	-
Goodwill	-	(477,777)
Cash from acquired entity	10,987	-
Net Cash Used In Investing Activities	(176,259)	(998,011)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,217,385	1,283,975
Increase (decrease) in loans payable	(152,121)	226,174
Increase (decrease) in subscriptions	-	(130,000)
Funds advanced to acquired entity	(189,000)	-
Net Cash Provided By Financing Activities	876,264	1,380,149

Net Increase In Cash	80,397	40,974

Cash and bank balances, at beginning of period	$66,921	$4,962
Cash and bank balances, at end of period	$147,318	$45,936

Supplementary Cash Flow Disclosures
Interest paid	$19,032	$22,245
Taxes paid	$-	$-

On April 1, 2001 the Company purchased Z Mail Media, Inc. The Company issued 17,592,455 restricted shares of common stock as a result of this transaction.
The following amounts represent the non-cash portion of this transaction:
Prepaid expenses	$15,679
Other current assets	132,673
Property and equipment	351,378
Goodwill	1,072,128
Accounts payable and accrued expenses	(162,372)
Funds advanced from Company	(189,000)
	$1,220,486
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION
The consolidated financial statements include Affordable Telecommunications Technology Corporation (the "Company"), and its wholly owned subsidiaries, Beeper Boutique, Inc. and Z Mail Media, Inc.
The Statements of Operations, the Statement of changes in Stockholders Equity, and the Balance Sheets include, in the opinion of management, all of the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for these periods and the financial condition as of that date. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 – CHANGES IN PRESENTATION
Certain financial presentations for 2000 have been reclassified to conform to the 2001 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Market Data

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

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

Overview

We are engaged in the business of serving as a reseller and provider of wireless telecommunications services, paging services and related services. We presently operate 8 retail stores in the Houston market under the name "The Wireless Store" and 1 store under the name "Cameras/The Wireless Store". The market for our telecommunication products and services is principally the Texas Gulf Coast area as is our photographic and digital equipment business.

To date, we have generated our revenue primarily from reselling wireless telecommunications services, paging services and related services. In general, we enter into a service agreement with wireless telecommunication provider and resell their products and services. These providers pay us a one-time sign-up fee and monthly or quarterly service fees.

In the second quarter of 2001, we completed the acquisition of ZMail Media, Inc., which is now a wholly-owned subsidiary of ATTP. We signed a letter of intent to acquire Kiosk Web Access, a provider of Internet Kiosks. Kiosk Web Access is a company that operates from 16 locations mainly in national parks and hotels in Arizona and Utah. This acquisition, if completed, will provide our wholly-owned subsidiary ZMail Media with access to those location to generate additional revenues. In addition, we entered into an agreement with Finger Furniture, one of the top 100 Furniture retail stores in the US, to open 6 retail kiosks within Finger Furniture stores. This agreement further increases our revenue base and is expected to contribute significantly to our revenues during the third quarter. As of June 20, 2001, we announced the opening of our first retail kiosk within the Finger Furniture stores. We expect up to $400,000 in additional revenues per quarter once all 6 retail kiosks within the Finger Furniture stores are fully operation. This additional source of revenues will further improve our our cash flow from operations. During this quarter ended June 30, 2001, we also opened two redesigned "Wireless Stores", which will enable us to improve the range of our product offerings at such locations. We signed a distribution agreement with SunCom Wireless to be able to offer their services at our Beaumont and Lafayette, Texas locations. One of our wireless service supplier was acquired by AT&T. AT&T decided to rebuild its local wireless service network. AT&T expects to lunch its wireless service in the third quarter of this fiscal year. We estimate that this event reduced our revenues during the quarter ended June 30, 2001 by approximately $140,000. We also expect that our revenue growth for the next two quarters will remain flat, but anticipate the overall market conditions in the telecommunications industry to improve in the first quarter of 2002.

We have incurred significant net losses and negative cash flows from operations since the commencement of our business, and as of June 30, 2001, we had an accumulated deficit of $3,570,474. This loss has been funded primarily through the issuance of restricted shares of common stock and borrowings. We raised net proceeds of $1,217,385 through the issuance of common stock during the period ended June 30, 2001.

Results of Operations for the three months ended June 30, 2001 compared to June 30, 2000

Revenue.  Revenue for the three months ended June 30, 2001, increased 94%, to $576,988 from $298,113 for the three months ended June 30, 2000. This increase is attributable to the addition of new stores and customers and greater revenues from existing customers.

Personnel. Our expenses related to personnel increase to $423,199 during the three months ended June 30, 2001 from $154,968 during the three months ended June 2000. This significant increase is principally due to the increase number of employees related to the acquisition of ZMail and expenses resulting from the expansion of the sales force and the opening of our retail kiosk at the Finger Furniture store. We expect an increase in expenses for personnel during the next quarters due to the opening of additional retail sites at Finger Furniture Stores.

Rents. Expenses for rent were $92,679 during the three months ended June 30, 2001 compared to expenses of $40,630 during the same period in the prior year. This increase is attributable to acquisition of ZMail and the increased number of retail locations to 11 in the Metropolitan area of Houston.

Selling and general expenses. Selling and general expenses consist of costs related to our sales, marketing and business development. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers. Selling and general expenses for the three months ended June 30, 2001, increased 23% to $291,365 from $237,200 for the three months ended June 30, 2000.

Our net loss for the three months ended June 30, 2001 increase to $630,765 from $292,291 for the same period in the prior year. We expensed approximately $140,000 of non-cash compensation during the three months ended June 30, 2001.

Results of Operations for the six months ended June 30, 2001 compared to June 30, 2000

Revenue.  Revenue for the six months ended June 30, 2001, increased 218%, to $1,209,720 from $379,973 for the six months ended June 30, 2000. As discussed above, this increase is mainly due to the addition of new stores and customers and greater revenues from existing customers.

Personnel. Our expenses related to personnel increase to $690,188 during the six months ended June 30, 2001 from $229,721 during the six months ended June 2000. This significant increase is principally due to the increase number of employees related to the acquisition of ZMail and expenses resulting from the expansion of the sales force and the opening of our retail kiosk at the Finger Furniture store.

Selling and general expenses. Selling and general expenses consist of costs related to our sales, marketing and business development. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers. Selling and general expenses for the six months ended June 30, 2001, increased 28% to $480,937 from $375,827 for the six months ended June 30, 2000.

Our net loss for the six months ended June 30, 2001 increase to $928,334 from $497,736 for the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2001, we had $147.318 in cash and cash equivalents. For the six months ended June 30, 2001, cash and cash equivalents increased by $80,397 These changes reflect our decision to increase its liquidity position. Our total current assets increase 37% to 734,696 at June 30, 2001 compared to $535,791 at December 31, 2001. During the three months ended June 30, 2001, we decreased our accounts receivable by approximately $219,871 to $101,990 at June 30, 2001. Our inventories did not change significantly.

As of June 30, 2001, we had total assets of $3,258,793, which includes $1,582,845 principally related to the acquisition of ZMail, compared to total assets of $1,536,237 at December 31, 2000 or an 112% increase.

Cash used in operating activities was $616,908 for the six months ended June 30, 2001. This use of cash resulted from a net loss of $928,334, which included $226,460 in non-cash compensation and  $87,101 in non-cash depreciation expense. Additionally there was a decrease in accounts payable totaling $34,679, an increase in prepaid expenses of $43,199 and an increase in inventories by $9,249 from December 31, 2000. The increase in accounts receivable of $54,349 from December 31, 2000 reduced the use of cash from operations.

Cash used in investing activities was $176,259 for the six months ended June 30, 2001. Capital expenditures totaled $136,225 for the six months ended June 31, 2001.

Cash provided by financing activities was $876,264 for the six months ended June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2001 consisted of payments of $152,121 on our loans, which were offset by proceeds from the issuance of restricted shares of 1,217,385 and $189,000 cash advanced to ZMail.

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. There can be no assurance that additional financing will be available at all or, if available, will be on terms acceptable to us. The issuance of additional equity securities could result in additional dilution to our shareholders.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any litigation that is material.

Item 2. Changes in Security

During the three month period ended June 30, 2001, we issued 17,592,455 shares of common stock valued at $1,231,472 that were not registered under the Securities Act of 1933, as amended (the "Act") in connection with the acquisition of Zmail Media, Inc. We also issued 18,150,000 restricted shares of common stock to private investors valued at $572,770. In addition we, issued 1,825,000 restricted shares of common stock valued at $139,960 for services provided to the Company. We relied upon Section 4(2) and the private placement rules under the Act as the basis for the exemption from the registration requirements of the Act.

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

(b) Form 8-K.

During the quarter ended June 30, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

By: /s/ Steven H. Bethke
Steven H. Bethke, President, Chief Executive Officer and Director
Dated: August 13, 2001
Houston, TX