Form 10KSB/A
period 2000-12-31
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2001-11-02
CIK 1074416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

As of March 28, 2001 there were 48,555,070 shares of the issuer's Common Stock issued and outstanding. Affiliates of the Issuer own 4,700,000 shares of the Issuer’s issued and outstanding common stock and the remaining 43,855,070  shares are held by non-affiliates. The aggregate market value of the shares held by non-affiliates at March 30, 2001 was $3,289,130.25, based on the closing bid price of $0.075 on such date. (*)

DOCUMENTS INCORPORATED BY REFERENCE:
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

Date	Title	Amount of Sold	Persons	Cash or Non Cash Consideration
2/1998	Common	2,300,000 Shares	Officer., Director(1)	Issued at par value for services
7/1998	Common	62,300 Shares	Private Investors(2)	$6,230 in Cash at $1.00 per share
12/1998	Common	375,500 Shares	Legal Consultant(2)	Services valued at $187,500 at $.50 per share
12/1998	Common	683,000 Shares	Private Investors(2)	$333,500 in Cash at $2.05 per share
7/1999	Common	120,000 Shares	Legal Consultant(2)	Services valued at $45,500 at $2.67 per share
4 to 9/1999	Common	610,710 Shares	Private Investors(2)	$217,590 in Cash at $2.81 per share
6 to 12/2000	Common	21,410,964 Shares	Private Investors(3)	$1,821,908 in Cash at average of $.08 per share
2 to 10/2000	Common	1,640,000 Shares	Consulting Services(3)	Services valued at par value
4 to 7/2000	Common	900,000 Shares	Acquisitions(4)	Camera's Etc. valued at $45, 435 and
Beeper Boutique valued at $289,050
9/2000	Common	6,666,666 Shares	Settlement(5)	At a value of $493,000 plus a net cash
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

ITEM 7. FINANCIAL STATEMENTS

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY

TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT
The Board of Directors
Affordable Telecommunications Technology Corporation
6227 Southwest Freeway
Houston, TX 77074

The Board of Directors

Affordable Telecommunications Technology Corporation & Subsidiary

We have audited the consolidated balance sheet of Affordable Telecommunications Technology Corporation & Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affordable Telecommunications Technology Corporation & Subsidiary as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

Liebman Goldberg & Drogin LLP
Garden City, New York
March 28, 2001
/s/ Liebman Goldberg & Drogin LLP

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
Balance Sheets as of December 31, 2000 and December 31, 1999.
	December 31, 2000	December 31, 1999
ASSETS
CURRENT ASSETS
Cash	$66,921	$4,962
Accounts receivable	156,339	19,912
Inventory	144,915	59,939
Prepaid expenses	42,616	-
Other current assets	125,000	-
TOTAL CURRENT ASSETS	535,791	84,813

PROPERTY AND EQUIPMENT, at cost-net	512,580	643,265

OTHER ASSETS
Goodwill-net of amortization	473,550	-
Security deposits	11,773	21,739
Acquisition deposits	-	82,742
Organization expense, at cost-net	2,543	3,560
TOTAL OTHER ASSETS	487,866	108,041
TOTAL ASSETS	$1,536,237	$836,119

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Bank loan payable	$88,265	$110,000
Current portion of long-term debt and capital leases	93,510	148,106
Deferred income	222,881	-
Accounts payable, accrued expenses and taxes payable	294,929	54,722
TOTAL CURRENT LIABILITIES	699,585	312,828

LONG-TERM LIABILITIES
Long-term debt and capital leases	186,642	488,320
Loans payable-officers'	102,527	52,667
TOTAL LONG-TERM LIABILITIES	289,169	540,987

TOTAL LIABILITIES	988,754	853,815

SHARE ISSUANCE IN EXCESS OF AUTHORIZED SHARES		-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 100,000,000 and shares authorized and
38,351,166 issued in 2000 and 7,133,536 shares issued in 1999	383,512	71,335
Additional paid-in capital in excess of par value	2,986,112	625,490
Accumulated deficit	(2,642,141)	(679,521)
Treasury stock	(35,000)	(35,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	547,483	(17,696)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,536,237	$836,119
The accompanying Notes to the Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
Statements of Operations for the Years ended December 31, 2000 and 1999
	For the Year Ended	For the Year Ended
	December 31, 2000	December 31, 1999
REVENUES
Sales	$1,512,291	$294,893
Cost of sales	880,240	165,654
GROSS MARGIN	632,051	129,239

EXPENSES
Contract labor and salaries	759,156	300,582
Professional fees	259,856	43,906
Stock issued for services	120,449	-
Bad debts	25,033	4,700
Fees-other	26,473	16,714
Travel and entertainment	16,249	3,179
Insurance	10,764	1,012
Rents	231,991	41,771
Office expense	66,195	13,446
Miscellaneous	37,787	11,805
Maintenance costs	36,571	4,753
Automobile expense	24,038	12,292
Depreciation	79,295	48,491
Utilities	27,406	5,930
Telephone	82,216	20,215
Contributions	3,220	2,137
Advertising	105,424	32,286
Taxes	42,158	599
Amortization expenses	17,856	1,017
TOTAL EXPENSES	1,972,137	564,835
(LOSS) FROM OPERATIONS	(1,340,086)	(435,596)

OTHER INCOME (EXPENSE)
Interest expense-net	77,023	37,536
	(1,417,109)	(473,132)

Loss on abandonment of equipment	545,511	345

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,962,620)	(4,73,477)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(1,962,620)	$(473,477)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)	36,781,691	4,927,462

BASIC NET LOSS PER SHARE (BASIC AND DILUTED)	$(0.05)	$(0.10)
The accompanying Notes to the Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
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
The accompanying Notes to the Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
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
The accompanying Notes to the Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION & SUBSIDIARY
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

Also, the company had capital leases on paging/communications equipment at various locations within the Houston, Texas area and sold services on a time billed basis. During the year ended December 31, 2000, the company paid off the existing leases and determined that the equipment should be given back to the lessor. Reference is made to footnote 7 for a further discussion of this event.

Earnings per Share

The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share was computed by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate loss per common share during 2000 and 1999 was 36,781,691 and 4,927,462 respectively.

Property and Equipment:

Property and equipment are stated at cost. Improvements or betterments of a permanent nature are capitalized. Routine maintenance and repairs are expensed as incurred. The Company in 1998, acquired property under capital leases as described in Note 3 and Note 7, the Company paid off the existing leases and determined that the property should be abandoned. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 20 years. Depreciation expense for 2000 and 1999 totaled $79,295 and $48,491 respectively.

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

As discussed in Note 7 and as part of the settled legal action between the Company, Information Leasing Corp.  and Eagle Wireless, the Company abonded its telecommunications equipment incurring a loss of $545,511.

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

Note 7 - Loss on Abandonment:

On September 21, 2000, the Company settled legal actions between Information Leasing Corp. ("ILC"), Eagle Wireless International ("Eagle") and Affordable. The action related to equipment used by the Company in its telecommunications services for paging and an automatic meter reading venture, which was financed as a capitalized lease. Monthly payments on the lease were $15,18 1. The Company settled this action by issuing 6,666,666 shares of restricted common stock to various affiliated parties of Eagle. Eagle was the guarantor of this lease to ILC on the Company's behalf. At the time of the settlement, the outstanding lease obligation was $394,006. Additionally, the company made cash payments to ILC in the amount of $370,000. The legal action was originally initiated for $797,539 which represented the outstanding lease obligation, interest, legal and court costs, etc. As part of the settlement, Eagle and ILC agreed to reimburse the Company for $125,000 as part of an overpayment ($100,000) and to recover the equipment ($25,000). Also, Eagle agreed to escrow 100,000 shares of its common stock to be liquidated at 20,000 shares per month, which guaranteed payments to be made to ILC. Initially the Company issued 1,800,000 shares, however, in accordance with the agreement a decline in the Company's common stock trading price required the issuance of 4,866,666 additional shares.

Note 8 – Common Stock:

During the quarter ended September 30, 2000, the Company issued 8,345,000 shares to investors, for services and in settlement of a debt (described in Note 7 above). As a result of these transactions, the company issued 3,623,338 shares in excess of its authorized 20,000,000 shares of common stock.

On December 19, 2000, (its annual meeting), shareholders approved an increase in the number of authorized shares to 100,000,000 common shares and authorized 10,000,000 shares of preferred stock at $.01 par value.

As discussed in Note 7, the Company initially issued 1,800,000 shares of its common stock in settlement of the cancellation of litigation involving the telecommunications lease obligations ("ILC" and "Eagle"). Subsequently and in accordance with the settlement agreement, the Company issued 4,866,666 shares due to the decline in its common stock price.

During the year, the Company issued 41,410,964 shares to private investors.

On June 1, 2000, the Company acquired all of the outstanding stock of Beeper Boutique, Inc. Consideration for the purchase included 500,000 shares of common stock, cash payments of $70,000 and a two year promissory note of $300,000 payable monthly in the amount of $7,673 beginning October 2000. Interest is payable at 12% per annum and payments from June 2000 to September, 2000 were interest only. The note also contains an acceleration clause, requiring the Company to make advance payments of principal equal to 20% of the gross amounts received from any debt or equity issuances by the Company to non-related parties. The Company made advance payments of $84,000 from June, 200 to December, 2000.

On April 1, 2000, the Company issued 400,000 shares of its common stock, 96 acquire all the assets and liabilities of "Intergo Co." d/b/a Camera’s Etc. The acquisition included the right to do business as Cameras, Etc. Liabilities of Cameras included advances made to it by the Company for operations of $46,247.

Note 9 - Commitments and Contingencies:

The Company and its subsidiary operate at various locations, all of which are leased under varying terms. Rent expense for December 31, 2000 and 1999 was $231,991 and $41,771 respectively.

Minimum annual rentals for the years subsequent to 2000 and in the aggregate are:

For the year ended December 31, 2001	$220,827
For the year ended December 31, 2002	220,000
For the year ended December 31, 2003	161,592
For the year ended December 31, 2004	121,100
For the year ended December 31, 2005	78,626
$784,145

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Name	Age	Position	Term
Steven H. Bethke	43	President, CEO, Director	One Year
Norman George	62	V-P, CFO, Secretary, Director	One Year
Kim T. Peterson	61	Director	One Year

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

Dated: November 1, 2001

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