Form 10QSB
period 2001-09-30
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2001-11-16
CIK 1074416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001

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
Common Stock, $.01 par value, 113,725,251shares outstanding as of September 30, 2001.
Transitional Small Business Disclosure Format: Yes __ No X

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited )

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Consolidated Balance Sheets as of September 30, 2001and December 31, 2000
	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$123,029	$66,921
Accounts receivable	153,507	156,339
Inventory	175,833	144,915
Prepaid expenses	56,281	42,616
Other current assets	100,000	125,000
TOTAL CURRENT ASSETS	608,650	535,791

PROPERTY AND EQUIPMENT, at cost-net	1,145,255	512,580

OTHER ASSETS
Goodwill-net of amortization	1,500,957	473,550
Other assets	69,203	14,316
TOTAL ASSETS	$3,324,065	$1,536,237

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current portion of long-term debt	$116,046	$181,775
Deferred income	202,881	222,881
Accounts payable and accrued expenses	449,235	294,929
TOTAL CURRENT LIABILITIES	768,162	699,585

LONG-TERM LIABILITIES
Long-term debt and capital leases	165,668	289,169

STOCKHOLDERS' EQUITY
Preferred stock series A, $.01 par value, 150,000 shares authorized and
150,000 convertible stock issued at September 30, 2001,
liquidation value of $150,000	1,500	-
Common stock, $.01 par value, 100,000,000 shares authorized and
100,000,000 issued at September 30, 2001 and 38,351,166 shares	1,137,253	383,512
issued at December 31, 2000
Additional paid-in capital in excess of par value	5,439,669	2,986,112
Accumulated deficit	(4,153,187)	(2,642,141)
Subscription receivable	-	(145,000)
Treasury stock	(35,000)	(35,000)
TOTAL STOCKHOLDERS' EQUITY	2,390,235	547,483
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,324,065	$1,536,237
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Consolidated Statements of Operations for the Three and Nine Months ended September 30,
(Unaudited)
	For the three months		For the nine months
	ended Sept. 30	ended Sept. 30	ended Sept. 30	ended Sept. 30
	2001	30, 2000	2001	2000
Revenues
Sales	$661,133	$545,088	$1,870,853	$925,061
Cost of Sales	359,653	270,669	1,071,521	460,820
Gross Profit	301,480	274,419	799,332	464,241
Expenses
Personnel	384,569	253,799	1,074,757	483,520
Rents	89,642	96,316	257,602	147,453
Depreciation and amortization	50,559	33,907	126,138	64,780
Selling and general	359,422	262,424	851,881	638,239
Total Expenses	884,192	646,446	2,310,378	1,333,992

(Loss) From Operation	(582,712)	(372,027)	(1,511,046)	(869,763)
Provision For Income Taxes	-	-	-	12

Net (loss)	$(582,712)	$(372,027)	$(1,511,046)	$(869,763)

Basic and Diluted Weighted Average Number of
Common Shares Outstanding	98,661,589	16,449,172	73,722,860	12,062,520
Basic Net Loss Per Share	$(0.01)	$(0.02)	$(0.02)	$(0.07)
The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Consolidated Statements of Cash Flow for the nine months ended September 30, 2001 and 2000
(Unaudited)
Cash Flows from Operating Activities	2001	2000
Net (loss)	$(1,511,046)	$(869,763)
Adjustment to reconcile net net cash used in operating activities:
Depreciation	126,138	63,280
Common stock issued for services	287,361	-
(Increase) decrease in assets:
Trade receivables	2,832	(29,448)
Inventories	(30,918)	(172,192)
Prepaid expenses	2,014	(143,611)
Other	25,000	(27,680)
(Increase) decrease in liabilities:
Accounts payable and accrued expenses	124,607	192,448
Deferred income	(20,000)	150,390
Net Cash Used In Operating Activities	(994,012)	(836,576)

Cash Flows from Investing Activities
Purchase of fixed assets	(362,715)	(520,234)
Other	(54,887)	-
Goodwill	-	(487,777)
Cash from acquired entity	10,987	-
Net Cash Used In Investing Activities	(406,615)	(1,008,011)

Cash Flows from Financing Activities

Increase (decrease) in loans payable	(189,230)	226,174
Proceeds from issuance of common stock	1,410,683	2,198,404
Proceeds from issuance of shares in excess of authorized shares	274,282	62,894
Proceeds from issuance of preferred stock	150,000	-
Funds advanced to acquired entity	(189,000)	-
Net Cash Provided By Financing Activities	1,456,735	1,971,004

Net Increase In Cash	56,108	126,417
Cash and bank balances, at beginning of period	$66,921	$4,962
Cash and bank balances, at end of period	$123,029	$131,379

Supplementary Cash Flow Disclosures
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
September 30, 2001
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

NOTE 3 – PREFERRED STOCK

The Company has authorized and issued 150,000 shares of Series A Convertible Preferred Stock (the Preferred Shares). Holders of the Preferred Shares are entitled to receive distributions at a fixed rate of 12% per year, payable in cash in advance beginning on or before September 1, 2001.

The Preferred Shares are convertible at the option of the holders thereof, at any time after the issue date and prior to the redemption date, at the conversion price of fifty percent of the average closing bid price of common stock during five consecutive trading days immediately preceding the closing date. The Preferred Shares are redeemable at $1.50 per share at the option of the Company and upon 30 trading day’s prior written notice by the Company to the holders.

Holders of the Preferred Shares are entitled to cast the number of votes per share as is equal to the number of votes that such holder would be entitled to cast had the holder converted his or her Preferred Shares into shares of Common Stock. The Preferred Shares rank senior to the common stock. The Preferred Shares have a liquidation preference of $1 per share as adjusted for stock splits, stock dividends, recapitalization and other similar events.

NOTE 4 – COMMON STOCK

During the three month period ended September 30, 2001, the Company issued a total of 13,725,251 in excess of its authorized 100,000,000 shares of common stock. The Company is calling a meeting of shareholders to approve, among other proposals, an increase in the number of authorized shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our" of the "Company" refers to Affordable Telecommunications Technology Corporation and its subsidiaries. We are in the business of serving as a reseller and provider of wireless telecommunications services, paging and related services through our "Wireless Store-Beeper Boutique" retail facilities, and through our Camera's Etc. operation we sell a wide range of digital and traditional photographic equipment. In addition, through our recent acquisition of Zmail Media, Inc., effective April 2, 2001, we have commenced operations as an Internet Public Access Terminal (iPAT) provider. In addition, we announced on September 20, 2001 that we opened the first of six new branded kiosks for the Wireless Store-Beeper Boutique in high traffic Finger Furniture retail store locations in Houston and on July 10, 2001 we announced our entry into the new market of reselling electric service in the State of Texas, with deregulation commencing January 1, 2002. References is made to the discussion under "Recent Business Developments"  below.

Forward-Looking Statements

The discussion in this report on Form 10-QSB contains statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A., Sections 77Z-2 and 78U-5 (Supp. 1996). Those statements include statements that involve risks and uncertainties, as they are not purely historical and relate to our expectations, beliefs, intentions or strategies regarding the future, as well as assumptions on which such statements are based. All forward-looking statements included in this document are based on information available to us on the date hereof. Our actual results could differ materially from those described in our forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our unproven business model and a limited operating history in a new and rapidly evolving industry; our ability to implement our business plan; and our ability to manage our growth, retain and grow our customer base and expand our service offerings.

We make forward-looking statements in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations, intentions and assumptions and other statements that are not historical facts. We generally intend the, words "expect", anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

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

Recent Business Developments

Effective April 2, 2001, we acquired all of the capital stock of Zmail Media, Inc., a Texas corporation, from Zmail's shareholders, in consideration for the issuance of 17,592,455 restricted shares of our common stock. Based upon the average of the closing bid prices of our shares during the ten trading days prior to the date of the transaction, of $.06 per share, the acquisition of Zmail has been valued at approximately $1,055,000.

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

Zmail intends to purchase technology and hardware from NetNote, a leading equipment vendor. The cost of installation of each Zmail station is approximately $3,500 including equipment. It is our intention  to make our own installations and acquire operating locations from third parties. We will be dependent upon raising additional capital in order to finance Zmail's business expansion, which will be used principally to purchase and/or lease equipment from OEM's such as NetNote and to pay sales and marketing expenses necessary to secure good, high traffic site locations, until such time, if ever, as Zmail shall be able to generate sufficient cash flow from operations. Further, we expect that our Zmail iPAT stations should begin to generate significant revenues during the fourth quarters of 2001 as we make additional installations and grow our customer base.

At September 30, 2001, we had 24 Zmail locations, including locations in Bryce, UT; Atlanta, Marietta and College Park, GA; Orlando, FL; and Fort Worth, Houston and Dallas, TX. We are also negotiating for the acquisition of Kiosk Web Access, which operates iPATs in 16 locations national parks and hotels in Arizona and Utah and have made demo installations for a high traffic retail hospitality chain and other facilities to expand our Zmail business.

We have incurred significant net losses and negative cash flows from operations since the commencement of our business, and as of September 30, 2001, we had an accumulated deficit of $4,153,187. This loss has been funded primarily through the issuance of restricted shares of common stock, the issuance of  convertible preferred stock and borrowings. We raised net proceeds of $263,566 through the issuance of common stock and $150,000 through the issuance of a Series A Convertible Preferred Convertible Stock during the period ended September 30, 2001.

Results of Operations for the three months ended September 30, 2001 compared to September 30, 2000

Revenue.  Revenue for the three months ended September 30, 2001 increased to $661,133 from $545,088 during the same period in the prior year, or an increase by 21%. This increase is attributable to the addition of new stores and customers and greater revenues from existing customers.

Personnel. Our expenses related to personnel increased to $384,569 during the three months ended September 30, 2001 from $253,799 during the three months ended September 30, 2000. This increase is principally due to the increase number of employees related to the acquisition of ZMail and expenses resulting from the expansion of the sales force and the opening of our retail kiosk at the Finger Furniture store. We expect an increase in expenses for personnel during the next quarters due to the opening of additional retail sites at Finger Furniture Stores.

Rents. Expenses for rent were $89,642 during the three months September 30, 2001 compared to expenses of $96,316 during the same period in the prior year. This decrease is attributable to the renewal of lease agreements under better terms. We currently have 11 retail locations in the Metropolitan area of Houston.

Selling and general expenses. Selling and general expenses consist of costs related to our sales, marketing and business development. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers. Selling and general expenses for the three months ended September 30, 2001, increased 37% to $359,422 from $262,424 for the three months ended September 30, 2000. We expect that the increase in marketing expenses will result in an increase in revenues during the next quarters. We have continued our efforts to create efficiencies by consolidating our back office and billing operations for our subsidiaries and expanding our presence in high traffic retail locations.

Our net loss for the three months ended September 30, 2001 increased to $582,712 from $372,027 for the same period in the prior year. We expensed approximately $18,000 of non-cash compensation during the three months ended September 30, 2001. We have also experienced the general slowdown in the overall US economy.

Results of Operations for the nine months ended September 30, 2001 compared to September 30, 2000

Revenue.  Revenue for the nine months ended September 30, 2001, increased 102% to $1,870,853 from $925,061 for the nine months ended September 30, 2000. As discussed above, this increase is mainly due to the addition of new stores and customers and greater revenues from existing customers.

Personnel. Our expenses related to personnel increased to $1,074,757 for the nine months ended September 30, 2001 from $483,520 during the nine months ended September 30, 2000. This significant increase is principally due to the increase number of employees related to the acquisition of ZMail and expenses resulting from the expansion of the sales force and the opening of our retail kiosk at the Finger Furniture store. We believe that our current sales force will enable us to increase our sales growth during the next quarter and beyond.

Selling and general expenses. Selling and general expenses consist of costs related to our sales, marketing and business development. Also included are the costs for marketing programs to promote our services to our current and prospective customers, as well as programs to recruit marketing partners for our current customers. Selling and general expenses for the nine months ended September 30, 2001, increased 33% to $851,881 from $638,239 for the nine months ended September 30, 2000. As discussed above, we expect that the increase in marketing expenses will result in an increase in revenues during the next quarters.

Our net loss for the nine months ended September 30, 2001 increased to $1,511,046 from $869,763 for the same period in the prior year. This increase in net loss is mainly attributable to the expansion of our business and the costs associated with such expansion. We believe that this strategy will support our growth in revenues and will significantly improve our competitive position in the Metropolitan market in Houston, Texas and South Texas and Louisiana.

Liquidity and Capital Resources

At September 30, 2001, we had current assets of $608,650 compared to current assets of $535,791 at December 31, 2000, an increase of 14%. The increase in current assets is primarily the result of an increase in cash by approximately $60,000 and an increase in inventory of approximately $30,000. Our level of accounts receivable did not change significantly.

Our total assets were $3,324,065 at September 30, 2001 compared to $1,536,237 at December 31, 2000. Property and equipment increased by approximately $600,000 and goodwill increased by approximately $1,000,000 related to the acquisition of ZMail during the second quarter in 2001.

Our current liabilities at September 30, 2001 were $768,162 compared to $699,585 at December 31, 2000. The current portion of long term debt decreased to $116,046 at September 30, 2001 from $181,775 at December 31, 2000. Our accounts payable and accrued expenses at September 30, 2001 increased to $449,235 from  $294,929 at December 31, 2000.

Our long-term liabilities decreased to $165,668 at September 30, 2001 compared to $289,169 at December 31, 2000, which represents a decrease of 43%. Stockholders' equity increased to $2,390,235 at September 30, 2001, compared to $547,483 at December 31, 2000, or an increase by 336%.

We had a negative cash flow from operating activities during the nine-month period ended September 30, 2001 of $994,012. We did not have material investing activities during the period ended September 30, 2001. Cash flow provided by financing activities during the nine months ended September 30, 2001 was $1,456,735, which consisted mainly of proceeds from the issuance of restricted shares of common stock and   convertible preferred stock in connection with raising capital to finance our negative cash flow from operations. We had cash of $123,029 at September 30, 2001 compared to cash of $131,379 at September 30, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any litigation that is material.

Item 2. Changes in Security

(a) None.

(b) The issuance of 150,000 shares of Series A Convertible Preferred Stock:
On August 30, 2001, the Company issued 150,000 shares of Series A Convertible Preferred Stock, which is attached as Exhibit 4 to this Report. The Series A Convertible Preferred Stock has a stated value of $150,000 and certain rights and privileges including: a liquidation preference over common stock in the event of voluntary or involuntary liquidation, among other events; conversion rights into common stock using the stated value and a conversion formula. In the event of conversion, the holders of common stock will be subject to dilution.

(c) Information Required by Item 701 of Regulation S-B:
During the three month period ended September 30, 2001, we issued 22,957,260 restricted shares of common stock and 150,000 shares of Series A Convertible Preferred Stock that were not registered under the Act. We relied upon Section 4(2) of the Act as the basis for the exemption from the registration requirements of the Act. The shares of common stock and the convertible preferred stock were sold to private investors who are "accredited investors" as defined under Rule 501(a)(3) under the Act.

Name of Holder	Date of Issuance	Number and Class of Shares	Consideration
Elk International, Ltd.	7/02/01 to 9/28/01	8,000,000 Common	$150,000
O. Seiber	7/17/01 to 8/27/01	123,333 Common	$3,700
Kim Peterson	7/24/01	250,000 Common	Service as Director (1)
P. Johnson	7/24/01to 9/12/01	11,000,000 Common	$205,405
G. Hammer	8/17/01	100,000 Common	Consulting Service (2)
E. Khoury	8/17/01	100,000 Common	Investor Relations Service (2)
Alexander Westcott	8/30/01	2,000,000 Common	$48,000
Ashford Capital LLC	9/25/01	1,383,927 Common	$28,350
American International		150,000 Series
Industries	8/29/01	A Preferred	$150,000
(1) Services as a director valued at $8,000 based on $.032 per share, the closing bid price of the shares on such date.
(2) Services valued at $2,700 each, based on $.027 per share, the closing bid price of the shares on such date.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Document Description

3(i)	Articles of Incorporation, as amended (filed as an Exhibit to the Company's Schedule 14A Proxy Statement for its Special Meeting of Shareholders dated December 19, 2000 and incorporated herein by reference)
3(ii)	Bylaws (filed as Exhibit to the Company's Annual Report on Form 10-KSB for the year Ended December 31, 1999 and incorporated herein by reference)
4*	Series A Convertible Preferred Stock
10.1*	Employment Agreement between the Company and Steven H. Bethke dated as of September 30, 2001
10.2*	Employment Agreement between the Company and Norman George dated as of September 30, 2001
* Filed herewith

(b) Form 8-K.

During the quarter ended September 30, 2001, the Company did not file any Reports on Form 8-K.

SIGNATURES

In accordance with Section 12 or 15(d) of the Exchange Act, the small business issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

By: /s/ Steven H. Bethke
Steven H. Bethke, President, Chief Executive Officer and Director
Dated: November 15, 2001
Houston, TX

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the small business issuer and in the capacities and on the dates indicated.

By: /s/ Steven H. Bethke
Steven H. Bethke

Exhibit 4

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
SERIES A CONVERTIBLE PREFERRED STOCK

1. Number of Shares and Designation.

150,000 shares of authorized, but undesignated Preferred Stock, par value of $.01 of Affordable Telecommunications Technology Corporation (the "Company"), by action and resolution of the Company’s board of directors, are hereby constituted as a series of the Preferred Stock designated as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock may be issued to American International Industries, Inc., or an affiliate thereof valued at One Hundred Fifty Thousand Dollars ($ 150,000).

2. Definitions

The terms used herein and not otherwise defined shall have the following meanings:

"Closing Bid Price" shall mean the per share closing bid price of the Company’s Common Stock as reported by the National Quotation Bureau ("NQB").

"Common Stock" shall mean the common stock, $.001 par value per share, of the Company.

"Conversion Price" as set forth in Section 8 below, shall mean a price equal to fifty (50%) percent of the Closing Bid Price of the Common Stock during the lowest five consecutive Closing Bid Prices during the five (5) Trading Day period immediately preceding the Conversion Date.

"Exchange Act" shall mean the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.

"Issue Date" shall mean the date of issuance of the shares of Series A Convertible Preferred Stock.

"Liquidation Preference" shall have the meaning ascribed to such term in Section 6(a).

"Principal Market" shall mean the Electronic Bulletin Board, or whichever is at the time the principal market for the Common Stock.

"Redemption Date" shall mean the date which is 30 Trading Days from the date a Redemption Notice is delivered by the Company to the holders of Series A Convertible Preferred Stock pursuant to Section 7(a) hereof.

"Redemption Notice" shall have the meaning ascribed to such term in Section 7(a).

"Securities Act" shall mean the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

"Trading Day" shall mean any day during which the Principal Market shall be open for business.

3. RANK.

The shares of Series A Convertible Preferred Stock shall, with respect to the distribution of assets on liquidation, dissolution or winding up of the Company, rank senior and prior to the Common Stock and any other class or series of capital stock of the Company currently or hereafter issued.

4. VOTING RIGHTS.

Each outstanding share of Series A Convertible Preferred Stock shall entitle the holder thereof to vote, in person or by proxy or written consent, at a special or annual meeting of stockholders or in connection with any stockholder action taken in lieu of a meeting of stockholders, on all matters entitled to be voted on by holders of Common Stock and voting together as a single class with the Common Stock (and with any other shares, if any, entitled to vote on such action). With respect to any such vote, each share of Series A Convertible Preferred Stock shall entitle the holder thereof to cast that number of votes per share as is equal to the number of votes that such holder would be entitled to cast had such holder converted his shares of Series A Convertible Preferred Stock into shares of Common Stock pursuant to Section 8 hereof on the record date for determining the stockholders of the Company eligible to vote on any such matters or, if no record date is established, on the date such vote is taken or any written consent of the stockholders is solicited.

5. DIVIDENDS.

The Company shall pay on dividends at a fixed rate of 12% per annum, payable in cash in advance beginning on or before September 1, 2001. Such dividends when due, shall be payable on all shares of Series A Convertible Preferred Stock, other than such shares which have previously and timely been converted or redeemed in accordance with the provisions of Section 8 hereof, and shall be due from the Issue Date until all such shares are converted or redeemed in accordance with the terms hereof.

6. LIQUIDATION.

(a) Liquidation Amount. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, before any distribution or payment shall be made to the holders of outstanding junior securities, including, but not limited to, the Common Stock, the holders of outstanding shares of Series A Convertible Preferred Stock shall be entitled to receive, out of the assets of the Company at the time legally available therefor, in exchange for their shares of Series A Convertible Preferred Stock an amount in cash equal to $1 per share of Series A Convertible Preferred Stock, as adjusted for stock splits, stock dividends, recapitalization and other similar events (the "Liquidation Preference"). If, upon any such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the assets of the Company available therefor shall be insufficient to permit the payment in full to the holders of outstanding shares of Series A Convertible Preferred Stock of the preferential liquidation amounts to which they are then entitled pursuant to the provisions of this clause (a), the entire assets of the Company thus distributable shall be distributed to the holder of outstanding shares of Series A Convertible Preferred Stock.

(b) Limitation on Distribution. Upon any such voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, after the payment in full to the holders of outstanding shares of Series A Convertible Preferred Stock of the preferential liquidation amounts to which they are then entitled pursuant to the provisions of clause (a) above, the holders of outstanding shares of Series A Convertible Preferred Stock shall not be entitled to participate in any further distributions made to the holders of the Common Stock or any other class of junior securities.

7. REDEMPTION.

(a) Redemption Amount. At any time after the Issue Date, all of the outstanding shares of Series A Convertible Preferred Stock shall at the option of the Company and upon 30 Trading Days prior written notice by the Company (the "Redemption Notice") to the holders of Series A Convertible Preferred Stock, be subject to redemption by the Company on the Redemption Date for a purchase price per share payable in cash in immediately available funds equal to $1.50 per share of Series A Convertible Preferred Stock (the "Redemption Amount"). The Company may not elect to redeem less than all of the shares of Series A Convertible Preferred Stock. Notwithstanding the foregoing, the Company shall not be permitted to redeem shares of Series A Convertible Preferred Stock with respect to which the holders of such shares have previously given notice to the Company of such holders' intent to convert such shares of Series A Convertible Preferred Stock into shares of Common Stock in accordance with Section 8 hereof.

(b) Termination of Preferred Stock Rights. From and after any Redemption Date, unless the Company shall default on such Redemption Date in paying the Redemption Amount to the holder, all rights of the holders of the shares of Series A Convertible Preferred Stock surrendered for redemption, except the right to receive the Redemption Amount and all accrued but unpaid dividends in respect of such shares, shall cease and terminate with respect to such shares of Series A Convertible Preferred Stock surrendered for redemption only.

(c) Default by Company. If the Company shall default on any Redemption Date in paying the Redemption Amount to the holder, all rights of the holders of the shares of Series A Convertible Preferred Stock surrendered for redemption with respect to such shares shall be reinstated, including without limitation the right of such holders to convert shares of Series A Convertible Preferred Stock into shares of Common Stock pursuant to Section 8 hereof. Furthermore, if on the Redemption Date, any portion of the Redemption Amount shall not be paid by the Company, liquidated damages shall accrue on the unpaid portion of the Redemption Amount at the rate of 2% per month (which amount shall not constitute a penalty) until either (i) the Redemption Amount, plus all such liquidated damages is paid in full, or (ii) the date on which all shares of Series A Convertible Preferred Stock subject to redemption by the Company have been converted into shares of Common Stock pursuant to Section 8 hereof.

(d) Option of Holder to Convert. During the 10 Trading Day period following the date a holder of Series A Convertible Preferred Stock has received a Redemption Notice from the Company, such holder may convert its shares of Series A Convertible Preferred Stock into shares of Common Stock of the Company in accordance with the provisions of Section 8 hereof.

(e) Mechanics of Redemption. A Redemption Notice may be delivered to the holders of Series A Convertible Preferred Stock via facsimile, and upon receipt of such notice each holder shall deliver written acknowledgment thereof via facsimile to the Company. The redemption of the shares of Series A Convertible Preferred Stock upon any Redemption Date shall take place at the principal place of business of the Company. On such Redemption Date, the Company shall tender the Redemption Amount by wire transfer of immediately available funds to an account designated in writing by each holder. Upon receipt of the Redemption Amount each holder of the certificate or certificates representing the shares of Series A Convertible Preferred Stock being redeemed shall promptly deliver such certificate or certificates to the Company at its principal place of business.

8. CONVERSION.

(a) Conversion by the Holder. Subject to the provision for adjustment set forth below, each share of the Series A Convertible Preferred Stock shall be convertible at the option of the holder thereof at any time after the Issue Date and prior to the Redemption Date, at the Conversion Price equal to fifty (50%) percent of the average Closing Bid Price of the Common Stock during the five consecutive trading days immediately preceding the Closing Date.

(b) Reservation of Stock. The Company, within a date not later than 120 days from the Issue Date shall at all times reserve and keep available for issuance upon the conversion of Series A Convertible Preferred Stock, such number of shares of its authorized but unissued shares of Common Stock as will from time to time be necessary to permit the conversion of all outstanding shares of Series A Convertible Preferred Stock, together with all accrued but unpaid dividends thereon, into shares of Common Stock, and shall take all action required to increase the authorized number of shares of Common Stock if necessary to permit the conversion of all outstanding shares of Series A Convertible Preferred Stock. The Company covenants that all shares of Common Stock that shall be so issuable shall, upon issue, be duly and validly authorized, fully paid and nonassessable.

(c) Mechanics of Conversion.

(i) Conversion of Series A Convertible Preferred Stock may be effected by any holder thereof by delivery of a written notice by the holder of Series A Convertible Preferred Stock. Such conversion notice shall state that such holder elects to convert all or part of such Series A Convertible Preferred Stock in accordance with this Section 8 and shall specify the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued and the address or addresses to which such holder wishes such certificate(s) to be delivered. Any such conversion notice may be delivered to the Company via facsimile. Within five (5) Trading Days of receipt of a conversion notice, the Company will deliver written acknowledgment thereof via facsimile to the holders of Series A Convertible Preferred Stock so electing to convert shares of Series A Convertible Preferred Stock. As promptly as practicable after the delivery of a conversion notice, the holder electing to convert shares of Series A Convertible Preferred Stock shall surrender to the Company at the principal place of business of the Company certificates representing Series A Convertible Preferred Stock to be converted upon which the Company shall cause its transfer agent to issue certificates evidencing the shares of Common Stock acquired upon conversion. The Company shall pay any and all issue and transfer taxes that may be payable in respect of any issuance and/or delivery of shares of Common Stock upon the conversion of Series A Convertible Preferred Stock pursuant hereto.

(ii) As promptly as practicable, and in any event within five (5) Trading Days after receipt of the conversion notice and the surrender of such certificates representing Series A Convertible Preferred Stock, the Company shall deliver or cause to be delivered to the address stated in the conversion notice, or to any other address designated in writing and provided to the Company by the holder of Series A Convertible Preferred Stock certificate(s) representing the number of validly issued, fully paid and nonassessable shares of Common Stock to which the holder of Series A Convertible Preferred Stock being converted shall be entitled, which shares of Common Stock will be available for resale under the Securities Act of 1933, as amended. Such conversion shall be deemed to have been made at the close of business on the applicable Conversion Date so that the rights of the holder thereof as to Series A Convertible Preferred Stock being converted shall cease except for the right to receive shares of Common Stock in accordance herewith, and the persons entitled to receive shares of Common Stock shall be treated for all purposes as having become the record holder of such shares of Common Stock at such time.

(iii) If the Company fails to deliver Common Stock certificate(s) to the holder in accordance with Section 8(c)(ii) above on or prior to the 5th Trading Day after the applicable Conversion Date and provided that the certificates representing Series A Convertible Preferred Stock have been delivered (the "Delivery Failure Date"), then:

(d) Dividends as described in Section 5 will be due and payable on all of the shares of the Series A Convertible Preferred Stock, other than such shares which have been converted or redeemed in accordance with the provisions hereinabove;

(e) Nothing herein shall limit a holder's right to pursue actual damages for the Company's failure to deliver certificates representing shares of Common Stock upon conversion within the period specified herein including, without limitation, all remedies available to it at law or in equity (including, without limitation, a decree of specific performance and/or injunctive relief).

(f) Adjustments.

(i) Subdivision or Combination of Shares; Stock Dividends. In the event of any change in the number of issued and outstanding shares of Common Stock of the Company by reason of any stock split, stock dividend, subdivision, or combination of shares, or any other change in the corporate or capital structure of the Company which is effected in such a manner that the holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) shares of stock, other securities, money or property with respect to Common Stock (each such event, a "Diluting Event"), then the Conversion Price in effect on the effective date thereof shall be adjusted to that price determined by multiplying each of the Conversion Price in effect immediately prior to such Diluting Event by a fraction (A) the numerator of which shall be the total number of outstanding shares of Common Stock of the Company immediately prior to such Diluting Event and (B) the denominator of which shall be the total number of outstanding shares of Common Stock of the Company immediately after such Diluting Event. Any adjustment made pursuant to this subparagraph (i) shall become effective immediately as of the effective date of such Diluting Event or, if the Company shall take a record of holders of its Common Stock for the purpose of such Diluting Event, as of such record date, whichever is earlier; Provided, that if the Company shall set such a record date, and before the effective date of such Diluting Event, legally abandon its plan to effect such Diluting Event, then no adjustment in the Conversion Price then in effect shall be made by reason of the taking of such record, and any such adjustment previously made as a result of the taking of such record shall be reversed.

(ii) Reorganization, Reclassification, Merger or Sale. In the event the Company effects any recapitalization, reorganization, reclassification, consolidation, spin-off, distribution, conversion or exchange of shares, any merger or sale of all or substantially all of the Company's assets or any other change in the corporate or capital structure of the Company, in each case which is effected in such a manner that the holders of Common Stock are entitled to receive (either directly or upon subsequent liquidation) shares of stock, other securities, money or property with respect to or in exchange for Common Stock (each such event, an "Organic Change"), then the holders of shares of Series A Convertible Preferred Stock shall have the right to receive the kind and amount of shares of stock, other securities, money or property receivable upon such Organic Change, had the holder converted shares of Series A Convertible Preferred Stock immediately prior to such Organic Change or the record date therefor, and an appropriate provision for the foregoing shall be made by the Company as part of any such Organic Change. An adjustment made pursuant to this subparagraph (ii) shall become effective at the close of business on the day upon which such Organic Change becomes effective. The provisions of this subparagraph (ii) shall not apply to any event for which an adjustment is made pursuant to subparagraph (i) above, unless the holders of Common Stock are entitled to an adjustment pursuant to both subparagraph (i) and (ii), in which case an adjustment shall be made pursuant to both subparagraph (i) and (ii) with respect to outstanding shares of Series A Convertible Preferred Stock.

(g) Fractional Shares. No fractional shares of Common Stock shall be issued upon conversion of shares of the Series A Convertible Preferred Stock. If any conversion of any shares of Series A Convertible Preferred Stock would create a fractional share of Common Stock, such fractional share shall be disregarded and the number of shares of Common Stock issuable upon conversion shall be the next higher whole number of shares.

9. NOTICE OF ADJUSTMENT.

Upon any adjustment of the Conversion Price then in effect pursuant to the provisions of Section 8, then, and in each such case, the Company shall promptly deliver to each of the holders of Series A Convertible Preferred Stock a certificate signed by the President or a Vice President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Company setting forth in reasonable detail the event requiring the adjustment, the method by which such adjustment was calculated and the Conversion Price then in effect following such adjustment. Where appropriate, such notice to the holders of Series A Convertible Preferred Stock may be given in advance.

10. NOTICES.

All notices, demands, requests, consents, approvals, and other communications required or permitted hereunder shall be in writing and, unless otherwise specified herein, shall be (i) personally served, (ii) deposited in the mail, registered or certified, return receipt requested, postage prepaid, (iii) delivered by reputable air courier service with charges prepaid, or (iv) transmitted by hand delivery, telegram, or facsimile, addressed as set forth below or to such other address as such party shall have specified most recently by written notice given in accordance herewith. Any notice or other communication required or permitted to be given hereunder shall be deemed effective (a) upon hand delivery or delivery by facsimile at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the third business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur. The addresses for such communications shall be: if to the Company to its offices at 6227 Southwest Freeway, Houston, TX 77074, Attention: Steven H. Bethke, Facsimile: (713) 998-4955, and if to a holder of Series A Convertible Preferred Stock, to such holder at the address or facsimile number of such holder as listed in the stock record books of the Company, or to such other address as the Company or the holder, as the case may be, shall have designated upon ten day's prior written notice similarly given.

11. MISCELLANEOUS

(a) This instrument shall be governed by the laws of the State of Texas and venue shall reside in Harris County.

(b) The Company shall reimburse American International Industries, Inc. its attorneys fees associated with this document.

IN WITNESS WHEREOF, the Company has caused this Certificate evidencing this Series A Convertible Preferred Stock to be executed by its duly authorized representative as of August _____, 2001.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP.

By: ____________________________________

Name: Steve Bethke
Title: CEO

HOLDER

By: ____________________________________

A.J. Lee
Title: Assistant Chief Financial Officer

Exhibit 10.1

EMPLOYMENT AGREEMENT

This Employment Agreement made as of this 30th day of September, 2001, by and between AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION., a Texas corporation, with offices located at 6227 Southwest Freeway, Houston, TX 77074 (the "Corporation") and STEVEN H. BETHKE, with an address at 6227 Southwest Freeway, Houston, TX 77074 (the "Employee"):

W I T N E S S E T H:

In consideration of the covenants and agreements herein contained and the monies and other compensation to be paid to Employee hereunder, the Corporation agrees to enter into this Employment Agreement with the Employee, and the Employee agrees to serve as an employee of and provide services to the Corporation upon the following terms and conditions:

1. Duties of Employee:

(a) The Employee is hereby employed by the Corporation to serve in the capacity of Chief Executive Officer and President. The Corporation agrees that Employee shall continue to serve as a director of the Corporation for the duration of his term of employment as set forth herein, and any extension or amendment of this Agreement, and Employee shall be elected as Chairman of the Board of Directors of the Corporation

(b) It is expressly agreed by the parties that the duties of the Employee, in his capacity as Chief Executive Officer, President and Chairman of the Board of Directors shall include, but not be limited to supervising the management and the day to day operations of the Corporation, hiring and/or retaining financial/public relations personnel, hiring or engaging professionals including legal and accounting firms, and entering into agreements with consultants. Employee shall also be responsible, subject to Board of Director approval, for negotiations and agreements relating to mergers, acquisitions, and asset purchase agreements as Employee shall determine to be reasonably necessary for the Corporation to conduct is existing and future operations.

(c) It is expressly agreed that Employee's duties shall also include the authority to lead the Corporation's efforts to raise additional capital by means consistent with and appropriate to the Corporation's objectives, as determined from time to time by its Board of Directors.

2. Devotion of Time to Employment: The Employee shall devote such time and attention to the business and affairs of the Corporation as shall be necessary to carry out his duties hereinabove, and as may be amended from time to time consistent with the Corporation’s business development; provided, however, that employee shall devote not less than forty (40) hours per week to his duties hereunder.

3. Compensation and Benefits:

(a) The Corporation shall pay to the Employee as compensation for his services an annual salary commencing at $125,000 per year. The commencing annual salary to the extent of $96,000 per year shall be paid in cash, payable in equal bi-weekly installments, and the remaining commencing annual salary of $29,000 shall be payable in shares of the Corporation’s common stock, based upon the price of $.024 per share, based upon the closing bid price of the shares on the date set forth above.

(b) The Employee's base salary specified above shall be effective through the end of the twelve (12) month period commencing on the date first set forth above, and the same shall be renegotiated by and between the Employee and the Board of Directors at the end of the eleventh (11th) month from the date of this Agreement, and annually during each year of this Agreement or any amendment or extension hereof, until this Agreement is terminated. Said base salary and any bonus specified in paragraph 11 hereinbelow shall not be reduced without the written consent of Employee, which can be withheld in his sole and absolute discretion.

(c) The Corporation shall purchase, at its expense, a major medical insurance policy, disability policy and dental policy insuring the Employee and his dependents, which policy shall be reasonably acceptable to the parties hereto. Such policies shall be consistent with similar policies for Chief Executive Officers of public companies having a market capitalization value at least as great or greater than of the Corporation at the date of this Agreement. The Corporation shall also purchase a term life insurance policy at least in the amount $1,000,000, with a beneficiary to be designated by the Employee, and may elect with Employee's cooperation to purchase a "key man" life insurance policy, with the Corporation as beneficiary.

(d) The Corporation agrees that, in addition to the portion of the commencing annual salary that is payable in shares at the price of $.024 per share, the Corporation hereby grants to Employee an incentive stock option to purchase 2,000,000 shares, at an exercise price of $.024 per share, which option price was based upon the closing bid price of the Corporation’s shares on the date of the execution of this Employment Agreement. The Corporation also agrees that Employee shall be issued 100,000 shares of a newly authorized Series B Preferred Stock that shall have the voting rights as shall be determined by the board of directors within thirty days from the effective date of this Employment Agreement. In addition, the Corporation agrees that during each year of his employment, for the term of this Employment Agreement and any extension thereof, it shall issue to Employee additional 2,000,000 shares. It is understood that the shares of common stock and preferred stock and any option shares provided for in the Employment Agreement have not been registered under the Securities Act of 1933, as amended (the "Act"). As a result, the certificates evidencing the shares and any option shares shall bear a restrictive legend as follows:

"The shares represented by this certificate have not been registered under the Act and are "restricted securities" as that term is defined in Rule 144 under the Act. The shares may not be sold or offered for sale except pursuant to an effective registration statement under the Act an opinion of counsel for the Corporation that registration is not required under the Act".

4. Term of Agreement: Subject to the provisions of paragraph 9 hereof regarding termination, the term of this employment shall commence on the date first set forth above, and shall continue thereafter for a period of five (5) years unless extended by the parties hereto. The Employee may elect by notice to the Corporation at any time at least three (3) months prior to the expiration of the term to extend this Agreement for an additional five (5) year term, and the Corporation agrees that such extension shall automatically become effective, and Employee shall be entitled to the base salary, compensation and other benefits paid or given to Employee during the prior twelve (12) month period, as provided in Section 3 above, and the other benefits provided in Sections 5, 6, 7 and 8 below.

5. Automobile: The Corporation shall lease or purchase for the Employee, at Employee’s discretion, an automobile selected and used by Employee, it being understood and agreed that such automobile shall be necessary by Employee in the conduct of the Corporation's business as a condition of his employment, and the Corporation shall pay for all gas, oil, repairs and maintenance, lease or purchase payments, as applicable, an allowance for depreciation (if any) and insurance in connection therewith.

6. Reimbursable Expenses: Except as herein otherwise provided, the Corporation shall reimburse the Employee for all expenses, or the Employee is entitled to charge to the Corporation all expenses incurred by him, in and about the course of his employment by the Corporation, provided that said expenses are deductible under the current tax law and sufficient proof is furnished Employee. Such expenses shall include but not be limited to:

(a) The Employee's necessary travel, hotel and entertainment expenses incurred in connection with overnight, out-of-town trips for business purposes or other related meetings, and/or in connection with other events that contribute to the benefit of the Corporation in the reasonable determination of the Employee.

(b) The Employee's necessary travel and entertainment expenses in connection with in-town events for business or other related meetings or in connection with other events that contribute to the benefit of the Corporation in the reasonable determination of the Employee.

(c) All other expenses that may be pre-approved by the Board of Directors.

7. Vacation: The Employee shall be entitled to such vacation as shall be authorized by the Corporation from time to time, but not less than six (6) weeks during each calendar.

8. Sick or Other Leave: The Employee shall be entitled to such sick or other leave on the same basis as the Corporation shall establish for all its employees.

9. Termination of Agreement:

(a) (i) The Corporation may terminate this Agreement at any time "for cause" if: the Employee becomes unfit to properly render services to Corporation hereunder because of alcohol or drug related abuses, as defined under and is consistent with applicable laws: conviction of a crime of moral turpitude that constitutes a felony under federal or state law; material breach of this Agreement which is not cured within sixty (60) days after written notice is given by Corporation to Employee. Such termination except for material breach shall be effective sixty (60) days after the delivery of written notice thereof to the Employee, or at such later time as may be designated in said notice. The Employee shall vacate the offices of the Corporation on or before such effective date unless such termination for cause may be subject to cure by Employee. All compensation due hereunder shall cease as of said effective date of the termination, except accrued compensation that shall remain unpaid at such date, and except for the continued right of Employee to exercise stock options and be issued shares as shall be vested at the date of any termination hereunder.

(a) (ii) The Corporation may not terminate this Agreement for any reason other than "for cause" as provided above. However, in the event that the Corporation shall take any action seeking to terminate this Agreement for any reason other than "for cause" prior to the expiration of this Agreement according to its terms, including extension that is automatically provided above, and the action of the Corporation shall result in the termination of this Agreement and/or the removal of Employee from his positions as Chief Executive Officer, President and Chairman of the Board of Directors of the Corporation, then Employee shall be entitled to all base salary, compensation and other benefits provided hereunder, and as liquidated damages shall be entitled to and the Corporation shall issue to Employee a number of shares equal to five (5%) percent of the Corporation’s then issued and outstanding shares of common stock.

(b) (i) The Employee may elect to terminate this Agreement at any time for cause provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination. As used in this subparagraph 9(b)(i), the term "for cause" shall mean if Corporation changes Employee's duties, responsibilities or working conditions or takes any other actions that impede Employee in the performance of his duties hereunder. If the Employee terminates this Agreement for cause, Corporation shall be required to pay Employee the compensation, remuneration, benefits and allowance and expenses specified in paragraphs 3, 5, 6 and 7 above and Section 11 below, for the remainder of the term of this Agreement

(b)(ii) The Employee may elect to terminate this Agreement at any time not for cause provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination. All compensation shall cease as of the effective date specified in such notice.

10. Death: If Employee dies during the term of this Agreement, this Agreement shall be terminated and Corporation shall pay to the estate of Employee the salary payable to Employee pursuant to paragraph 3 hereof for a period of five (5) years following the date of death of Employee.

11. Bonus: To provide greater incentive for the Employee by rewarding him with additional compensation, a bonus in the form of cash and/or shares of the Corporation may be paid and/or issued to the Employee if he has substantially contributed to the success of the Corporation. Such success shall be determined by, among other means: securing financing from any source or as a result of any action contemplated under paragraph 1 (c) above; the Corporation achieving an increase in sales revenues and generating profitable operations and for any other reason as the Board of Directors shall determine from time to time, with Employee abstaining from such determination.

12. Survival of Representations and Warranties. The warranties, representations, covenants and agreements set forth herein shall be continuous and shall survive the termination of this Employment Agreement or any part hereof.

13. Entire Agreement. This Employment Agreement contains the entire understanding between the parties hereto with respect to the transactions contemplated hereby, and this Employment Agreement supersedes in all respects all written or oral understandings and agreements heretofore existing between the parties hereto.

14. Amendment and Waiver. This Employment Agreement may not be modified or amended except by an instrument on writing duly executed by the parties hereto. No waiver of compliance with any provision or condition hereof and no consent provided for herein shall be effective unless evidenced by an instrument in writing duly executed by the party hereto sought to be charged with such waiver or consent.

15. Notices. Notices and requests required or permitted hereunder shall be deemed to be delivered hereunder if mailed with postage prepaid or delivered, in writing as follows:

If to the Corporation: 6227 Southwest Freeway, Houston, TX 77047or such other address as the Corporation shall designate in writing.

If to Employee: Steven H. Bethke 5935 Rutherglenn Drive Houston, Texas 77096 or such other address as the Employee shall designate in writing.

16. Counterparts. This Employment Agreement may be executed in one or more counterparts, and all such counterparts shall constitute one and the same instrument.

17. Captions. Captions used herein are for convenience only and are not a part of this Employment Agreement and shall not be used in construing it.

18. Execution of Documents. At any time and from time to time, the parties hereto shall execute such documents as are necessary to effect this Employment Agreement.

19. Arbitration. Any controversy or claim arising out of or relating to this Employment Agreement, or the breach thereof, or regarding the failure or refusal to perform the whole or any part of this Agreement shall be settled by arbitration in Harris County, Houston, TX, in accordance with the rules of the American Arbitration Association, and the judgment upon the award rendered may be entered in any court having jurisdiction hereof. Any decision made by an arbitrator or by the arbitrators under this provision shall be enforceable as a final and binding decision as if it were a final decision or decree of a court of competent jurisdiction.

20 . General Provisions.

(a) Assignability. This Employment Agreement shall not be assignable by any of the parties to this Employment Agreement without the prior written consent of all other parties to this Agreement.

(b) Venue; Process. The parties to this Employment Agreement agree that jurisdiction and venue shall properly lie in the State Court of the State of Texas, in and for Harris County, Texas, having jurisdiction over such matters or in the United States District Court for the Southern District of Texas with respect to any legal proceedings arising from this Employment Agreement, such jurisdiction and venue is merely permissive; and jurisdiction and venue also shall continue to lie in any court where jurisdiction and venue are found to be proper. The parties further agree that the mailing of any process shall constitute valid and lawful process against them.

(c) Governing Law. This Employment Agreement has been negotiated and prepared and shall be performed in the State of Texas, and the validity, construction and enforcement of, and the remedies under, this Agreement shall be governed in accordance with the laws of the State of Texas (except that if any choice of law provision under Florida law would result in the application of the law of a state or jurisdiction other than the State of Florida, such provision shall not apply).

(d) Severability. The invalidity or unenforceability of any particular provision hereof shall not affect the remaining provisions of this Employment Agreement, and this Employment Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

(e) Successors and Assigns. The rights and obligations of the parties hereunder shall inure to the benefit of, and be binding and enforceable upon the respective heirs, successors, assigns and transferees of either party.

(f) Reliance. All representations and warranties contained herein, or any certificate or other instrument delivered in connection herewith, shall be deemed to have been relied upon by the parties hereto, notwithstanding any independent investigation made by or on behalf of such parties.

(g) Attorney's Fees. The parties hereby agree that in the event any of the terms and conditions contained in this Employment Agreement must be enforced by reason of any past, existing or future delinquency of payment, of failure of observance or of performance by any of the parties hereto, in each such instance, the defaulting party shall be liable for reasonable collection and/or legal fees, trial and appellate levels, any expenses and legal fees incurred, including time spent in supervision of paralegal work and paralegal time, and any other expenses and costs incurred in connection with the enforcement of any available remedy.

IN WITNESS WHEREOF, the undersigned have hereunto caused this Agreement to be executed the day and year first above written.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

BY:________________________________ (Seal)

Name (Title)

EMPLOYEE:

____________________________________

STEVEN H. BETHKE

Exhibit 10.2

EMPLOYMENT AGREEMENT

This Employment Agreement as of this 30th day of September, 2001, and is by and between AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION., a Texas corporation, with offices located at 6227 Southwest Freeway, Houston, TX 77074 (the "Corporation") and NORMAN GEORGE, with an address at 6227 Southwest Freeway, Houston, TX 77074 (the "Employee"):

W I T N E S S E T H:

In consideration of the covenants and agreements herein contained and the monies and other compensation to be paid to Employee hereunder, the Corporation agrees to enter into this Employment Agreement with the Employee, and the Employee agrees to serve as an employee of and provide services to the Corporation upon the following terms and conditions:

1. Duties of Employee:

(a) The Employee is hereby employed by the Corporation to serve in the capacity of Vice President, Chief Financial Officer and Chief Operating Officer. The Corporation agrees that Employee shall continue to serve as a director of the Corporation for the duration of his term of employment as set forth herein, and any extension or amendment of this Agreement.

(b) It is expressly agreed by the parties that the duties of the Employee, in his capacity as Vice President, Chief Financial Officer and Chief Operating Officer, and as a member of the Corporation’s Board of Directors, shall include, but not be limited to reporting to the Corporation’s President and Chief Executive Officer regarding the day to day operations of the Corporation, preparing a budget and maintaining the Corporation’s books and records, including financial records, managing the retail operations, including evaluating the performance of each of the Corporation’s retail locations, preparing preliminary financial statements on a monthly, quarterly and annual basis for internal use and for review by the Corporation’s independent public accountants, and such other duties as may be assigned by the Corporation’s President and Chief Executive Officer and Board of Directors.

(c) It is expressly agreed that Employee's duties shall also include assisting the Corporation and its President and Chief Executive Officer in the efforts of the Corporation to raise additional capital at terms and conditions satisfactory to the Corporation, consistent with and appropriate to the Corporation's objectives, as determined from time to time by its Board of Directors.

2. Devotion of Time to Employment: The Employee shall devote such time and attention to the business and affairs of the Corporation as shall be necessary to carry out his duties hereinabove, and as may be amended from time to time consistent with the Corporation’s business development; provided, however, that employee shall devote not less than forty (40) hours per week to his duties hereunder.

3. Compensation and Benefits:

(a) The Corporation shall pay to the Employee as compensation for his services an annual salary commencing at $84,000 per year, payable bi-monthly on the 15th and 30th day of each month.

(b) The Employee's annual salary specified above shall be effective through the end of the twelve (12) month period commencing on the date first set forth above, and the same shall be renegotiated by and between the Employee and the Board of Directors at the end of the eleventh (11th) month from the date of this Agreement, and annually during each year of this Agreement or any amendment or extension hereof, until this Agreement is terminated.

(c) The Corporation shall purchase, at its expense, a major medical insurance policy, disability policy and dental policy insuring the Employee and his dependents, which policy shall be reasonably acceptable to the parties hereto. The Corporation shall also purchase a term life insurance policy at least in the amount $500,000, with a beneficiary to be designated by the Employee, and may elect with Employee's cooperation to purchase a "key man" life insurance policy, with the Corporation as beneficiary.

(d) The Corporation agrees that, in addition to the annual salary, the Corporation hereby grants to Employee an incentive stock option to purchase 1,500,000 shares of common stock, at an exercise price of $.024 per share, which option price was based upon the closing bid price of the Corporation’s shares of common stock on the date set forth above. The Corporation also agrees that Employee shall be issued 100,000 shares of a newly authorized Series B Preferred Stock that shall have the voting rights as shall be determined by the board of directors within thirty days from the effective date of this Employment Agreement. In addition, the Corporation agrees that during each year of his employment, for the term of this Employment Agreement and any extension thereof, it shall issue to Employee additional 1,500,000 shares. It is understood that the shares of common stock and preferred stock and any option shares provided for in the Employment Agreement have not been registered under the Securities Act of 1933, as amended (the "Act"). As a result, the certificates evidencing the shares and any option shares shall bear a restrictive legend as follows:

"The shares represented by this certificate have not been registered under the Act and are "restricted securities" as that term is defined in Rule 144 under the Act. The shares may not be sold or offered for sale except pursuant to an effective registration statement under the Act an opinion of counsel for the Corporation that registration is not required under the Act".

4. Term of Agreement: Subject to the provisions of paragraph 9 hereof regarding termination, the term of this employment shall commence on the date first set forth above, and shall continue thereafter for a period of five (5) years unless extended by the parties hereto. In the event that the term of this Agreement shall be extended by mutual agreement of the parties, the Corporation agrees that Employee shall be entitled to the base annual salary, compensation and other benefits paid or given to Employee during the prior twelve (12) month period, as provided in Section 3 above, and the other benefits provided in Sections 5, 6, 7 and 8 below.

5. Automobile: The Corporation shall lease for the Employee, or provide Employee with an automobile allowance, at the Corporation’s discretion, in an amount to be reasonably determined by the Corporation, for use by Employee, it being understood and agreed that such automobile shall be necessary by Employee in the conduct of the Corporation's business as a condition of his employment, and the Corporation shall pay for all gas, oil, repairs and maintenance, lease or purchase payments, as applicable, an allowance for depreciation (if any) and insurance in connection therewith.

6. Reimbursable Expenses: Except as herein otherwise provided, the Corporation shall reimburse the Employee for the reasonable expenses, or the Employee is entitled to charge to the Corporation reasonable expenses incurred by him, in and about the course of his employment by the Corporation, provided that said expenses are deductible under the current tax law and sufficient proof is furnished Employee.

7. Vacation: The Employee shall be entitled to such vacation as shall be authorized by the Corporation from time to time, but not less five (5) weeks during each calendar.

8. Sick or Other Leave: The Employee shall be entitled to such sick or other leave on the same basis as the Corporation shall establish for all its employees.

9. Termination of Agreement:

(a) (i)The Corporation may terminate this Agreement at any time "for cause" if: the Employee becomes unfit to properly render services to Corporation hereunder because of alcohol or drug related abuses, as defined under and is consistent with applicable laws: conviction of a crime of moral turpitude that constitutes a felony under federal or state law; material breach of this Agreement, which is not cured within thirty (30) days after written notice is given by Corporation to Employee, excluding a material breach of the confidentiality provision contained the this paragraph 9 which shall not be subject to cure and shall constitute grounds for immediate termination. Such termination, except for material breach that shall be subject to cure, shall be effective immediately after the delivery of written notice thereof to the Employee, or at such later time as may be designated in said notice. The Employee shall vacate the offices of the Corporation on or before such effective date unless such termination for cause may be subject to cure by Employee. All compensation due hereunder shall cease as of said effective date of the termination, except accrued compensation that shall remain unpaid at such date, and except for the continued right of Employee to exercise stock options and be issued shares as shall be vested at the date of any termination hereunder.

(a) (ii) The Corporation may not terminate this Agreement for any reason other than "for cause" as provided above. However, in the event that the Corporation shall take any action seeking to terminate this Agreement for any reason other than "for cause" prior to the expiration of this Agreement according to its terms, including extension that is automatically provided above, and the action of the Corporation shall result in the termination of this Agreement and/or the removal of Employee from his positions as Vice President, Chief Financial Officer, and Chief Operating Officer, and as a member of the Board of Directors of the Corporation, then Employee shall be entitled to all base salary, compensation and other benefits provided hereunder, and as liquidated damages shall be entitled to and the Corporation shall issue to Employee a number of shares equal to five (5%) percent of the Corporation’s then issued and outstanding shares of common stock.

(b) (i) The Employee may elect to terminate this Agreement at any time for cause provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination. As used in this subparagraph 9 (b) (i), the term "for cause" shall mean if Corporation changes Employee's duties, responsibilities or working conditions or takes any other actions that impede Employee in the performance of his duties hereunder. If the Employee terminates this Agreement for cause, Corporation shall be required to pay Employee the compensation, remuneration, benefits and allowance and expenses specified in paragraphs 3, 5, 6 and 7 above and Section 11 below, for a period of three (3) months following the notice of termination.

(b) (ii) The Employee may elect to terminate this Agreement at any time not for cause provided he delivers written notice of such intention to terminate not less than sixty (60) days prior to the date of such termination. All compensation shall cease as of the effective date specified in such notice.

(b) (iii) The Employee recognizes that the Corporation has and will have information regarding the following confidential information:

- inventions,  machinery, products, prices, apparatus, costs, discounts, future plans, business affairs, processes, trade secrets, technical matters, customer lists, product design, copyrights and other vital information (collectively, "Confidential Information") which are valuable, special and unique assets of Corporation. Employee agrees that he will not at any time or in any manner, either directly or indirectly, divulge, disclose, or communicate any Confidential Information to any third party without the prior written consent of the Corporation. Employee will protect the Confidential Information and treat it as strictly confidential. A violation by Employee of this paragraph (9) (iii) shall be a material breach violation of this Agreement and will justify immediate termination of Employee’s employment hereunder. Further Employee acknowledges that any breach of this paragraph (9) (iii) by Employee will result in irreparable and continuing injury to the Corporation for which there will be no adequate remedy at law. Employee therefore agrees the Corporation shall be entitled, in addition to such other relief as may be proper, to whatever equitable relief as may be necessary to restore the property and/or equitable relief.

10. Death: If Employee dies during the term of this Agreement, this Agreement shall be terminated and Corporation shall pay to the estate of Employee the salary payable to Employee pursuant to paragraph 3 hereof for a period of one (1) year following the date of death of Employee.

11. Bonus: To provide greater incentive for the Employee by rewarding him with additional compensation, a bonus in the form of cash and/or shares of the Corporation may be paid and/or issued to the Employee if he has substantially contributed to the success of the Corporation. Such success shall be determined by, among other means: Employee being instrumental in the Corporation securing financing from any source or as a result of any action contemplated under paragraph 1 (c) above; the Corporation achieving an increase in sales revenues and generating profitable operations and for any other reason as the Board of Directors shall determine from time to time in its sole discretion, with Employee abstaining from voting on any proposal in any meeting of the Board of Directors considering such action.

12. Survival of Representations and Warranties. The warranties, representations, covenants and agreements set forth herein shall be continuous and shall survive the termination of this Employment Agreement or any part hereof.

13. Entire Agreement. This Employment Agreement contains the entire understanding between the parties hereto with respect to the transactions contemplated hereby, and this Employment Agreement supersedes in all respects all written or oral understandings and agreements heretofore existing between the parties hereto.

14. Amendment and Waiver. This Employment Agreement may not be modified or amended except by an instrument on writing duly executed by the parties hereto. No waiver of compliance with any provision or condition hereof and no consent provided for herein shall be effective unless evidenced by an instrument in writing duly executed by the party hereto sought to be charged with such waiver or consent.

15. Notices. Notices and requests required or permitted hereunder shall be deemed to be delivered hereunder if mailed with postage prepaid or delivered, in writing as follows:

If to the Corporation: 6227 Southwest Freeway, Houston, TX 77047or such other address as the Corporation shall designate in writing.

If to Employee: Norman George, 2211 South Kikwood Drive , # 20, Houston, Texas 77077 or such other address as the Employee shall designate in writing.

16. Counterparts. This Employment Agreement may be executed in one or more counterparts, and all such counterparts shall constitute one and the same instrument.

17. Captions. Captions used herein are for convenience only and are not a part of this Employment Agreement and shall not be used in construing it.

18. Execution of Documents. At any time and from time to time, the parties hereto shall execute such documents as are necessary to effect this Employment Agreement.

19. Arbitration. Any controversy or claim arising out of or relating to this Employment Agreement, or the breach thereof, or regarding the failure or refusal to perform the whole or any part of this Agreement shall be settled by arbitration in Harris County, Houston, TX, in accordance with the rules of the American Arbitration Association, and the judgment upon the award rendered may be entered in any court having jurisdiction hereof. Any decision made by an arbitrator or by the arbitrators under this provision shall be enforceable as a final and binding decision as if it were a final decision or decree of a court of competent jurisdiction.

20 . General Provisions.

(a) Assignability. This Employment Agreement shall not be assignable by any of the parties to this Employment Agreement without the prior written consent of all other parties to this Agreement.

(b) Venue; Process. The parties to this Employment Agreement agree that jurisdiction and venue shall properly lie in the State Court of the State of Texas, in and for Harris County, Texas, having jurisdiction over such matters or in the United States District Court for the Southern District of Texas with respect to any legal proceedings arising from this Employment Agreement, such jurisdiction and venue is merely permissive; and jurisdiction and venue also shall continue to lie in any court where jurisdiction and venue are found to be proper. The parties further agree that the mailing of any process shall constitute valid and lawful process against them.

(c) Governing Law. This Employment Agreement has been negotiated and prepared and shall be performed in the State of Texas, and the validity, construction and enforcement of, and the remedies under, this Agreement shall be governed in accordance with the laws of the State of Texas (except that if any choice of law provision under Florida law would result in the application of the law of a state or jurisdiction other than the State of Florida, such provision shall not apply).

(d) Severability. The invalidity or unenforceability of any particular provision hereof shall not affect the remaining provisions of this Employment Agreement, and this Employment Agreement shall be construed in all respects as if such invalid or unenforceable provision were omitted.

(e) Successors and Assigns. The rights and obligations of the parties hereunder shall inure to the benefit of, and be binding and enforceable upon the respective heirs, successors, assigns and transferees of either party.

(f) Reliance. All representations and warranties contained herein, or any certificate or other instrument delivered in connection herewith, shall be deemed to have been relied upon by the parties hereto, notwithstanding any independent investigation made by or on behalf of such parties.

(g) Attorney's Fees. The parties hereby agree that in the event any of the terms and conditions contained in this Employment Agreement must be enforced by reason of any past, existing or future delinquency of payment, of failure of observance or of performance by any of the parties hereto, in each such instance, the defaulting party shall be liable for reasonable collection and/or legal fees, trial and appellate levels, any expenses and legal fees incurred, including time spent in supervision of paralegal work and paralegal time, and any other expenses and costs incurred in connection with the enforcement of any available remedy.

IN WITNESS WHEREOF, the undersigned have hereunto caused this Agreement to be executed the day and year first above written.

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION

BY:________________________________ (Seal)

Name (Title)

EMPLOYEE:

____________________________________

NORMAN GEORGE