Form 10QSB/A
period 2001-09-30
AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORP
filed 2001-11-26
CIK 1074416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB/A
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

AFFORDABLE TELECOMMUNICATIONS TECHNOLOGY CORPORATION
Consolidated Statements of Cash Flow for the nine months ended September 30, 2001 and 2000
(Unaudited)
Cash Flows from Operating Activities	2001	2000
Net (loss)	$(1,511,046)	$(869,763)
Adjustment to reconcile net net cash used in operating activities:
Depreciation	126,138	63,280
Common stock issued for services	287,361	-
(Increase) decrease in assets:
Trade receivables	2,832	(29,448)
Inventories	(30,918)	(172,192)
Prepaid expenses	2,014	(143,611)
Other	25,000	(27,680)
(Increase) decrease in liabilities:
Accounts payable and accrued expenses	124,607	192,448
Deferred income	(20,000)	150,390
Net Cash Used In Operating Activities	(994,012)	(836,576)

Cash Flows from Investing Activities
Purchase of fixed assets	(362,715)	(520,234)
Other	(54,887)	-
Goodwill	-	(487,777)
Cash from acquired entity	10,987	-
Net Cash Used In Investing Activities	(406,615)	(1,008,011)

Cash Flows from Financing Activities

Increase (decrease) in loans payable	(189,230)	(290,294)
Proceeds from issuance of common stock	1,410,683	2,198,404
Proceeds from issuance of shares in excess of authorized shares	274,282	62,894
Proceeds from issuance of preferred stock	150,000	-
Funds advanced to acquired entity	(189,000)	-
Net Cash Provided By Financing Activities	1,456,735	1,971,004

Net Increase In Cash	56,108	126,417
Cash and bank balances, at beginning of period	$66,921	$4,962
Cash and bank balances, at end of period	$123,029	$131,379

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

This Quarterly Report contains certain estimates and plans related to us and the wireless telecommunications industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth we will face in the wireless telecommunications industry, and particularly in those markets in which we operate and shall seek to expand. If our assumptions about any events, trends and activities are wrong, then our estimates for future growth in the wireless telecommunications industry may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

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

We have incurred significant net losses and negative cash flows from operations since the commencement of our business, and as of September 30, 2001, we had an accumulated deficit of $4,153,187. This loss has been funded primarily through the issuance of restricted shares of common stock, the issuance of  convertible preferred stock and borrowings. We raised net proceeds of $467,580 through the issuance of common stock and $150,000 through the issuance of a Series A Convertible Preferred Convertible Stock during the period ended September 30, 2001.

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

We had a negative cash flow from operating activities during the nine-month period ended September 30, 2001 of $994,012. We also had a negative cash flow from investing activities of $406,615 during the nine month-period ended September 30, 2001, which was mainly attributable to the acquisition of Kiosk Web Access. Cash flow provided by financing activities during the nine months ended September 30, 2001 was $1,456,735, which consisted mainly of proceeds from the issuance of restricted shares of common stock and   convertible preferred stock in connection with raising capital to finance our negative cash flow from operations. We had cash of $123,029 at September 30, 2001 compared to cash of $131,379 at September 30, 2000.

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
Dated: November 26, 2001
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

If to Employee: Steven H. Bethke 6227 Southwest Freeway, Houston, TX 77047 or such other address as the Employee shall designate in writing.

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

15. Notices. Notices and requests required or permitted hereunder shall be deemed to be delivered hereunder if mailed with postage prepaid or delivered, in writing as follows:

If to the Corporation: 6227 Southwest Freeway, Houston, TX 77047 or such other address as the Corporation shall designate in writing.

If to Employee: Norman George, 6227 Southwest Freeway, Houston, TX 77047 or such other address as the Employee shall designate in writing.

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